Form 10-Q
period 2011-09-30
ALST Casino Holdco, LLC
filed 2011-12-15
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54480

ALST CASINO HOLDCO, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-2487922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 Centerville Road, Suite 400

Wilmington, DE

(Address of principal executive offices)

19808

(Zip Code)

(302) 636-5401

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 14, 2011, 432,004 of the registrant’s common units were outstanding.

ALST CASINO HOLDCO, LLC

Part 1. Financial Information

Item 1. Financial Statements

EXPLANATORY NOTE

ALST Casino Holdco, LLC (“ALST”, the “Company”, “we”, “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011 to acquire substantially all of the equity of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to Aliante Gaming’s joint plan of reorganization under Chapter 11 of Title 11 of the United Stated Code. Through September 30, 2011, ALST conducted no business and had no material assets or liabilities. The reorganization of Aliante Gaming was completed on November 1, 2011, at which time ALST acquired all of the equity interests of Aliante Gaming in consideration for issuance of 100% of ALST’s membership interests to lenders holding claims prior to Aliante Gaming’s reorganization arising from indebtedness owed under that certain credit agreement dated as of October 5, 2007 among Aliante Gaming, as borrower, and the lenders thereto, and Aliante Gaming, as reorganized, became a wholly owned subsidiary of the Company. In connection with completing the reorganization of Aliante Gaming, the Company guaranteed 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming under a new senior secured credit facility. Accordingly, the condensed financial statements for Aliante Gaming as of and for the three and nine months ended September 30, 2011 are attached as Exhibit 99.1.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited)

ALST Casino Holdco, LLC

Background

The Company was formed on May 11, 2011 for the purpose of acquiring substantially all of the equity interests of Aliante Gaming pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Code (the “Plan”). The Company had no operations from May 11, 2011 through November 1, 2011 (the “Effective Date”) other than in connection with Aliante Gaming’s Chapter 11 case (the “Chapter 11 Case”), and had no material assets or liabilities until the Effective Date. Accordingly, information about the Company and Aliante Gaming are presented separately in the following management’s discussion and analysis of financial condition and results of operations.

On the Effective Date, the Company and Aliante Gaming entered into a $45.0 million senior secured credit facility with Wilmington Trust, National Association, as Administrative Agent, and the lenders party thereto (the “Lenders”), as further described below (the “Senior Secured Credit Facility”). In addition, on the Effective Date 100% of the outstanding equity interests of Aliante Gaming, which were owned by Aliante Holding LLC, were cancelled, and new equity of Aliante Gaming, as reorganized, was issued to the Lenders. The Lenders contributed 100% of the new equity interests in Aliante Gaming to the Company in consideration for the issuance of the senior secured loans (the “Senior Secured Loans”) under the Senior Secured Credit Facility and 100% of the Company’s membership interests, and Aliante Gaming became a wholly owned subsidiary of the Company. These transactions are collectively referred to herein as the “Restructuring Transactions.”

On the Effective Date, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) Topic 852—Reorganizations, and accordingly, the carrying values of Aliante Gaming’s assets and liabilities were adjusted to their estimated fair values as of the Effective Date. As a result, the historical financial results of Aliante Gaming are not indicative of our current financial condition or our future results of operations following the Effective Date. In addition, our future results of operations will be subject to significant business, economic and competitive uncertainties and contingencies, some of which are beyond our control. For more information regarding the fresh-start reporting adjustments and the anticipated effect of the restructuring transactions, see “Item 15. Financial Statements and Exhibits—ALST Casino Holdco, LLC Unaudited Pro Forma Condensed Consolidated Financial Statements” included in the Company’s Form 10 registration statement, as amended.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the locals gaming market, recovery of the housing market and community surrounding the Hotel, competition and other general business conditions. We believe that Aliante Gaming’s available cash and cash flows from its operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for at least twelve months after the Effective Date. We will endeavor to fund capital expenditures for maintenance of our property through future improvements in operating results. However, we cannot assure you that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On the Effective Date, the Company and Aliante Gaming entered into the Senior Secured Credit Facility which provides for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on November 1, 2011 (the “Senior Secured Loan Closing Date”) without any funding being provided to Aliante Gaming. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming on the Effective Date. The Senior Secured Credit Facility is guaranteed by us and by each domestic wholly owned subsidiary of Aliante Gaming and is secured by a first-priority (a) pledge of 100% of the Company’s equity interest in Aliante Gaming, (b) pledge of 100% of the equity interests in Aliante Gaming’s domestic subsidiaries (if any) and 65% of the equity interests of Aliante Gaming’s “first-tier” foreign subsidiaries (if any) and (c) security interest in substantially all of Aliante Gaming’s tangible and intangible assets, as well as those of each subsidiary guarantor (if any), in each case, other than any assets that may not be pledged pursuant to applicable gaming laws and subject to customary exceptions. From the Senior Secured Loan Closing Date through the third anniversary thereof, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. For the interest accrual period from November 1, 2011 through December 31, 2011, Aliante Gaming did not elect the cash interest payment option. Following the third anniversary of the Senior Secured Loan Closing Date, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of the seventh anniversary of the Senior Secured Loan Closing Date, or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.

The Senior Secured Credit Facility includes various covenants and mandatory prepayments which are customary for similar types of financings. The Senior Secured Credit Facility does not contain any financial maintenance covenants. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee.

Results of Operations

Through the Effective Date, we have had no operations.

Off-Balance Sheet Arrangements

As of September 30, 2011, we do not have any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2011, we had no contractual obligations. Following is information about our contractual obligations and commitments subsequent to the Effective Date (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual obligations:
Senior Secured Credit Facility (a)	$45,000	$—	$—	$—	$45,000
Estimated interest payments on Senior Secured Credit Facility (b)	18,900	2,700	5,400	5,400	5,400
Assumed debt (c)	5,474	1,079	2,157	1,525	713

Total contractual cash obligations	$69,374	$3,779	$7,557	$6,925	$51,113

(a)	The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of the seventh anniversary of the effectiveness of the Senior Secured Loan Closing Date, or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.

(b)	The amounts shown represent cash interest payments based on a fixed interest rate of 6% per annum. If Aliante Gaming were to elect the Senior Secured Loans to bear interest at 10% per annum for the first three years, interest on the Senior Secured Credit Facility would be added to the principal and would be approximately $4.3 million for payments due less than one year from September 30, 2011 and $10.8 million for payments due in years one to three. Subsequent to year three, Aliante Gaming would pay interest of $7.2 million for payments due in years four to five and $7.2 million for payments due after five years.
(c)	Assumed debt includes principal and interest payments on equipment financing and special improvement district assessment.

In addition to the contractual obligations shown above, on the Effective Date we entered into a management agreement (the “Management Agreement”) with Station Casinos LLC (“Station”) pursuant to which Station agreed to manage Aliante Station Casino + Hotel (the “Hotel”) and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we are obligated to pay to Station (i) a monthly base management fee equal to 1% of the gross revenues from the Hotel, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Subsequent to the Effective Date, the Company and Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, Station will continue to operate and manage the Hotel for a transition period of up to 18 months.

Aliante Gaming

Overview

Aliante Gaming owns and operates the Aliante Station Casino + Hotel located in North Las Vegas, Nevada, a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Aliante Gaming’s revenues are primarily derived from gaming operations, primarily from slot machines and table games, with the largest component of its gaming revenues from slot machines. Gaming revenues are generally defined as gaming wins less gaming losses. Aliante Gaming’s results of operations are greatly dependent on the level of gaming revenues it generates.

Aliante Gaming considers various performance measures in assessing its financial condition and results of operation including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Aliante Gaming also evaluates its profitability based upon Adjusted EBITDAM, which represents earnings before interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal, impairment loss, restructuring charges, reorganization items and other charges, as applicable. The measures listed above are the key indicators, but are not a comprehensive list of all factors considered by Aliante Gaming in assessing its financial condition and operating performance, and we and Aliante Gaming may consider other individual measures as required by trends and discrete events arising in a specific period. Important additional information about Adjusted EBITDAM is included in the discussion of Aliante Gaming’s results of operations below.

Aliante Gaming is a limited liability company disregarded as an entity separate from its owner for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdiction in which it operates. Accordingly, a provision for income taxes is not included in Aliante Gaming’s financial statements.

Results of Operations

The following table highlights Aliante Gaming’s results of operations (in thousands, except percentages, unaudited):

Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2011	2010		2011	2010
Net revenues	$16,976	$15,928	6.6%	$51,321	$47,683	7.6%

Adjusted EBITDAM (i)	$2,103	$1,128	86.4%	$7,260	$5,287	37.3%
Less:
Depreciation	1,139	6,927	(83.6)%	3,380	20,889	(83.8)%
Management fees	351	413	(15.0)%	1,350	1,311	3.0%
Restructuring charges	—	274	(100.0)%	3,666	274	1,238.0%
Preopening expenses	12	5	140.0%	12	115	(89.6)%
Write-downs and other charges, net	—	8	(100.0)%	—	105	(100.0)%

Operating income (loss)	601	(6,499)	n/m	(1,148)	(17,407)	(93.4)%
Interest expense, net	(85)	(7,632)	(98.9)%	(8,484)	(22,350)	(62.0)%
Reorganization items, net	(672)	—	n/m	(1,348)	—	n/m

Net loss	$(156)	$(14,131)	(98.9)%	$(10,980)	$(39,757)	(72.4)%

Adjusted EBITDAM margin	12.4%	7.1%		14.1%	11.1%

n/m = not meaningful

(i)

EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. Aliante Gaming has traditionally adjusted EBITDA when evaluating its property operating performance because it believes that the inclusion or exclusion of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of its property operating results and as a means to assess results period over period. Aliante Gaming refers to the financial measure that adjusts for these items as Adjusted EBITDAM. Aliante Gaming believes, when considered with measures calculated in accordance with United States Generally Accepted Accounting Principles (“GAAP”), Adjusted EBITDAM is a useful financial performance measurement for assessing its property operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by Aliante Gaming in its budgeting process, when calculating returns on investment on existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net income (loss) plus interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal, impairment loss, restructuring and other charges, change in fair value of interest rate swap and reorganization items, as applicable. Aliante Gaming believes that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of its property operating performance, it is useful to exclude such items when analyzing current property results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of the property to control such items or events and may not be comparable between the periods being presented. Also, Aliante Gaming believes excluded items may not relate specifically to current property operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when Aliante Gaming terminates a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while recurring in nature, are based on the operating results of the property and as such, the amount of management fees will vary in each period and are not considered property operating expenses. Therefore, Aliante Gaming uses Adjusted EBITDAM as the primary measure of its property operating performance. Aliante Gaming believes that its debt stakeholders use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal, impairment loss, restructuring and other charges, change in fair value of interest rate swap and reorganization items, as applicable, each of which can significantly affect Aliante Gaming’s results of operations and liquidity, should be considered in evaluating its operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to and in conjunction with GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, Aliante Gaming provides relevant disclosure of its depreciation and amortization, interest and other items in its reconciliations to GAAP financial measures and financial statements, all of which should be considered when evaluating Aliante Gaming’s performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures may calculate Adjusted EBITDAM or such adjustments in the same manner as Aliante Gaming, and therefore, Aliante Gaming’s measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for Aliante Gaming’s operations as compared to the prior year periods (in thousands, except percentages, unaudited):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2011	2010		2011	2010
Casino revenues	$12,781	$12,075	5.8%	$38,602	$35,882	7.6%
Casino expenses	5,381	6,068	(11.3)%	17,249	17,218	0.2%
Margin	57.9%	49.7%		55.3%	52.0%
Food and beverage revenues	$3,257	$3,187	2.2%	$9,862	$9,125	8.1%
Food and beverage expenses	2,530	2,300	10.0%	7,774	6,323	22.9%
Margin	22.3%	27.8%		21.2%	30.7%
Room revenues	$1,455	$1,328	9.6%	$4,501	$4,143	8.6%
Room expenses	507	492	3.0%	1,512	1,463	3.3%
Margin	65.2%	63.0%		66.4%	64.7%
Other revenues	$789	$779	1.3%	$2,392	$2,522	(5.2)%
Other expenses	167	143	16.8%	466	446	4.5%
Selling, general and administrative expenses	$6,288	$5,797	8.5%	$17,060	$16,946	0.7%
Percent of net revenues	37.0%	36.4%		33.2%	35.5%

Casino. Casino revenues increased 5.8% to $12.8 million for the three months ended September 30, 2011 as compared to $12.1 million for the three months ended September 30, 2010. Casino expenses decreased 11.3% to $5.4 million for the three months ended September 30, 2011 as compared to $6.1 million for the three months ended September 30, 2010, primarily as a result of reductions in compensation expense and service contract cost . For the nine months ended September 30, 2011, casino revenues increased 7.6% to $38.6 million as compared to $35.9 million for the prior year period. The increases in casino revenues are due primarily to the success of current marketing activities. Casino expenses were relatively flat at $17.2 million for the nine months ended September 30, 2011 and 2010.

Food and Beverage. For the three and nine months ended September 30, 2011, the number of food and beverage guests served increased by 45.7% and 66.3%, respectively, as compared to the same periods in the prior year. The significant increase in volume of customers is the result of targeted marketing activities coupled with price decreases at selected restaurants, as well as the conversion of the Italian restaurant from leased to owned in mid-2010. For the three and nine months ended September 30, 2011, food and beverage revenues increased to $3.3 million and $9.9 million, respectively, as compared to $3.2 million and $9.1 million, respectively, for the same periods in the prior year. The year over year increase in food and beverage revenues for the nine month period ended September 30 is primarily the result of the conversion of the Italian restaurant. Food and beverage expenses increased 10% or $0.2 million for the three months ended September 30, 2011 compared to the prior year period, and for the nine months ended September 30, 2011, food and beverage expenses increased $1.5 million or 22.9% as compared to the prior year period, primarily due to the conversion of the Italian restaurant.

Room. The following table shows key information about hotel operations:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2011	2010		2011	2010
Occupancy	88.5%	83.3%		89.4%	84.2%
Average daily rate	$75	75	—	$81	78	3.8%
Revenue per available room	$66	$62	6.5%	$72	$66	9.1%

Room revenues increased by 9.6% to $1.5 million for the three months ended September 30, 2011 compared to $1.3 million for the same period in the prior year. The revenue improvement was the result of an increase in occupancy from 83.3% for the 2010 period to 88.5% for the 2011 period. Room expenses were $0.5 million for the three months ended September 30, 2011 and 2010. Room revenues increased by 8.6% to $4.5 million for the nine months ended September 30, 2011 compared to $4.1 million for the same period in the prior year, and the average daily rate increased to $81 for the nine months ended September 30, 2011 as compared to $78 for the prior year period. Occupancy increased to 89.4% for the nine months ended September 30, 2011 as compared to 84.2% for the prior year period. The $0.4 million increase in room revenues for the nine months ended September 30, 2011 is composed of a $0.2 million increase attributable to the improved occupancy and a $0.2 million increase attributable to the improvement in the average daily rate. Room expenses increased slightly for the nine months ended September 30, 2011 compared to the same period in the prior year, primarily due to the increased occupancy. The increase in the average daily room rate for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily due to maximization of room rates during peak periods. The year over year increases in occupancy are primarily due to marketing and sales programs.

Other Revenues and Expenses. Other revenues primarily include revenues from leased outlets, the gift shop, and entertainment. Other revenues increased slightly for the three months ended September 30, 2011 compared to the prior year period, and decreased by 5.2% for the nine months ended September 30, 2011 compared to the same period in the prior year. Other expenses increased slightly during the three and nine months ended September 30, 2011 as compared to the prior year periods.

Selling, General and Administrative (“SG&A”). Selling, general and administrative expenses increased 8.5% to $6.3 million for the three months ended September 30, 2011, compared to $5.8 million for the same period in the prior year, primarily due to increases in various administrative expenses including legal, accounting and information technology. For the nine months ended September 30, 2011, selling, general and administrative expenses increased slightly compared to the prior year period.

Adjusted EBITDAM. Adjusted EBITDAM increased to $2.1 million for the three months ended September 30, 2011, compared to $1.1 million for the same period in the prior year, and the adjusted EBITDAM margin increased from 7.1% to 12.4%. Adjusted EBITDAM increased to $7.3 million for the nine months ended September 30, 2011, compared to $5.3 million for the prior year period. The Adjusted EBITDAM margin was 14.1% for the nine months ended September 30, 2011, compared to 11.1% for the same period in the prior year.

Depreciation. Depreciation expense was $1.1 million for the three months ended September 30, 2011, a decrease of $5.8 million compared to $6.9 million for the same period in the prior year. Similarly, depreciation expense was $3.4 million for the nine months ended September 30, 2011 reflecting a decrease of $17.5 million compared to $20.9 million for the same period in the prior year. The decrease in depreciation expense is the result of asset impairment charges taken at the end of 2010 which significantly reduced the remaining depreciable value of Aliante Gaming’s fixed assets.

Restructuring Charges. Restructuring charges represent expenses related to the evaluation of financial and strategic alternatives and primarily include legal, consulting and other professional services associated with Aliante Gaming’s reorganization efforts prior to the filing of the Chapter 11 Case on April 12, 2011( the “Petition Date”), including preparation for the bankruptcy filing. Restructuring charges were $0 and $3.7 million for the three and nine months ended September 30, 2011 compared to $0.3 million for the three and nine months ended September 30, 2010. Subsequent to the Petition Date, legal, professional and similar expenses directly related to the Chapter 11 proceedings are reflected in the statement of operations in reorganization items.

Interest Expense. Interest expense was $0.1 million for the three months ended September 30, 2011, compared to $7.6 million for the three months ended September 30, 2010. Interest expense was $8.5 million for the nine months ended September 30, 2011, compared to $22.4 million for the nine months ended September 30, 2010. As a result of the bankruptcy filing on April 12, 2011, Aliante Gaming did not accrue for or make any interest payments on its previous credit facility subsequent to the Petition Date. The decrease in interest expense is due primarily to the accounting treatment under ASC Topic 852, whereby interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim in the bankruptcy proceedings. Had Aliante Gaming recognized interest expense in accordance with the contractual terms of its interest-bearing obligations, interest expense for the three and nine months ended September 30, 2011 would have been $7.6 million and $14.1 million higher than what was recorded.

Reorganization Items. Reorganization items represents expenses incurred after the Petition Date that are directly related to the Chapter 11 proceeding. Reorganization items were $0.7 million and $1.3 million for the three and nine months ended September, 2011 and primarily include legal and advisory fees incurred in connection with the Restructuring Transactions and the Chapter 11 Case.

Liquidity and Capital Resources

Restructuring

Prior to the Effective Date, Aliante Gaming operated as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. Pursuant to the Plan, certain payments were made on or shortly after the Effective Date, including payment of allowed priority claims, certain allowed secured claims and allowed general unsecured claims, as described in the Plan and the Disclosure Statement to Accompany the Plan filed with the Bankruptcy Court on the Petition Date.

Starting on June 19, 2009, several defaults occurred under Aliante Gaming’s previous credit facility (the “Previous Facility”) due to missed interest and principal payments and failure to make certain payments under the related swap agreements (the “Swap Agreements”). Due to the occurrence and continuation of events of default, the amounts outstanding under the Previous Facility and the Swap Agreements became immediately due and payable, subject to an automatic stay of any action to collect, assert or recover a claim against Aliante Gaming under applicable bankruptcy law. Based on the filing of the Chapter 11 Case, the entire balance outstanding under the Previous Facility and all amounts outstanding under the Swap Agreements are subject to compromise in the Plan, including all interest accrued and unpaid thereon as of the Effective Date, and all unpaid fees, costs, expenses and other charges, claims and obligations (including indemnification claims) required to be paid or reimbursed, as applicable, pursuant to the Previous Facility and the Swap Agreements. In accordance with ASC 852, Aliante Gaming’s balance sheet reflects liabilities subject to compromise separately from its current and noncurrent liabilities that are not subject to compromise.

Prior to the filing of the Chapter 11 Case, interest on borrowings under the Previous Facility accrued based on a floating rate, which was based upon a variable interest rate (a base rate or LIBOR, at Predecessor’s option) plus a spread that was dictated by a leverage ratio. From June 2009 through and after the Petition Date, Predecessor did not make payments in connection with the Previous Facility, other than certain adequate protection payments, as provided in the Stipulation and Order (A) Authorizing Aliante Gaming, LLC Use of Cash Collateral and (B) granting Adequate Protection to the Lenders.

During the restructuring, Predecessor funded its existing operations and capital needs from operating cash flow and cash on hand. Predecessor’s cash and cash equivalents at September 30, 2011 was $11.8 million. There can be no assurance that future cash flows will be adequate to meet anticipated working capital requirements and capital expenditures for existing operations.

Nine Months Ended September 30, 2011

For the nine months ended September 30, 2011, operating activities provided $3.5 million in cash flows on $11.0 million in net losses compared to cash used in operating activities of $0.7 million on $39.8 million in net losses for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, Aliante Gaming used net cash of $1.0 million for capital expenditures, and capital expenditures for the remainder of 2011 are anticipated to be $0.3 million to $0.4 million, consisting primarily of maintenance capital expenditures. However, to the extent that Aliante Gaming’s future results of operations do not provide sufficient cash, some of the planned capital expenditures may be delayed in order to preserve short-term liquidity.

For the nine months ended September 30, 2011, Aliante Gaming’s cash used in financing activities was $0.6 million, primarily representing principal payments on a capital lease arrangement. For the nine months ended September 30, 2010, cash provided by financing activities was $2.4 million, consisting of $3.0 million in proceeds from a letter of credit drawn down by Aliante Gaming’s insurance carrier, partially offset by principal payments of $0.6 million on the capital lease arrangement. The proceeds from the letter of credit were placed in a restricted cash account representing collateral held by the insurance carrier. There were no distributions to the Member during the nine months of September 30, 2011 and Aliante Gaming does not expect to make cash payments for distributions to the Member for the remainder of 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, Aliante Gaming does not have any off-balance sheet arrangements.

Contractual Obligations

Aliante Gaming’s contractual obligations at September 30, 2011 consist primarily of long-term debt which is subject to compromise pursuant to the Chapter 11 Case. A summary of contractual obligations subsequent to the Effective Date is shown under Contractual Obligations for ALST.

Inflation

Aliante Gaming does not believe that inflation has had a significant impact on its revenues, results of operations or cash flows in the last three fiscal years.

Critical Accounting Policies

The preparation of our and Aliante Gaming’s financial statements requires management to adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company and Aliante Gaming prepare their financial statements in conformity with accounting principles generally accepted in the United States of America. Our business and industry is highly regulated. The majority of our revenue is cash-based and therefore is not subject to any significant or complex estimation procedures. A description of Aliante Gaming’s accounting policies can be found in Note 2 to Aliante Gaming’s Condensed Financial Statements which are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

The Company and Aliante Gaming have determined that the following accounting policies and related estimates are critical to the preparation of their financial statements:

Property and Equipment and Other Long-Lived Assets

Aliante Gaming has a significant investment in long-lived property and equipment. Significant accounting policies that affect the reported amounts for these assets include the determination of the assets’ estimated useful life and evaluation of the assets’ recoverability. Property and equipment are initially recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the capitalized lease, whichever is less.

Aliante Gaming’s depreciation expense is highly dependent on the assumptions made by management about assets’ estimated useful lives. Aliante Gaming determines the estimated useful lives based on its experience with similar assets, engineering studies and estimates of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, Aliante Gaming accounts for the change prospectively. Should the actual useful life of an asset differ from the estimated useful life, future operating results could be positively or negatively affected. Aliante Gaming periodically reviews the useful lives, obsolescence, and commercial viability of its depreciable assets.

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Aliante Gaming must make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Aliante Gaming classifies items as maintenance capital to differentiate replacement type capital expenditures such as a new slot machine from investment type capital expenditures to drive future growth such as an expansion of its property. In contrast to normal repair and maintenance costs that are expensed when incurred, items classified as maintenance capital are expenditures necessary to keep the property at its current level and are typically replacement items due to the normal wear and tear of property and equipment as a result of use and age.

Aliante Gaming assesses the recoverability of long-lived assets when circumstances indicate that the carrying amount of an asset may not be fully recoverable. Aliante Gaming evaluates its property and equipment and other long-lived assets for impairment in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets. For assets to be held and used, Aliante Gaming reviews its long-lived assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, Aliante Gaming compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on the difference between the asset’s estimated fair value and its carrying value, with estimated fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, Aliante Gaming recognizes the asset at the lower of carrying value or fair value less costs of disposal. Fair value for assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Slot Club Programs

Aliante Gaming participates in Station’s Boarding Pass player rewards program (the “Program”) which allows customers to redeem points earned from their gaming activity at all Station properties including Aliante Gaming for complimentary slot play, food, beverage, rooms, entertainment, merchandise and cash. Under the Program, customers may accumulate points over time that can be redeemed at their discretion under the terms of the Program. At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are recorded in casino costs and expenses on Aliante Gaming’s statements of operations.

Aliante Gaming records a liability for the estimated cost of the outstanding points under the Program that it believes will ultimately be redeemed. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value, times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash, as well as estimated breakage.

Income Taxes

Aliante Gaming is a limited liability company disregarded as an entity separate from its owner for income tax purposes and as such, is a pass-through entity and is not liable for income tax in the jurisdiction in which it operates. Accordingly, a provision for income taxes is not included in Aliante Gaming’s financial statements.

Fresh-Start Reporting

On the Effective Date, Aliante Gaming adopted fresh-start reporting in accordance with ASC Topic 852, Reorganizations. Under fresh-start reporting a new reporting entity is deemed created, and generally all assets and liabilities are revalued to their fair values. Certain of these values may differ materially from the values recorded on the condensed balance sheet as of September 30, 2011. The Company’s financial statements and results of operations for periods subsequent to the Effective Date will not be comparable in all respects to Aliante Gaming’s financial statements and results of operations for prior periods.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance requires changes in presentation only and its adoption is expected to have no impact on the Company’s financial position or results of operations.

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company will adopt the guidance in ASU 2011-08 for its fiscal year beginning January 1, 2012, and the adoption is not expected to have a material impact on the Company’s financial position or results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of the Effective Date, substantially all of our debt accrues interest at fixed rates and as a result, we do not believe we are exposed to any significant interest rate risk. If additional debt is incurred to refinance the Senior Secured Loans or otherwise, future earnings and cash flows may be affected by changes in interest rates.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Disclosures concerning Aliante Gaming’s Chapter 11 Case can be found in Item  1 of our Form 10 registration statement, as amended.

Item 1A. Risk Factors.

A description of our risk factors can be found in Item 1A of our Form 10 registration statement, as amended. Except for those risk factors that were contingent upon our emergence from bankruptcy and the successful consummation of the restructuring transactions entered into in connection therewith, which risk factors are no longer applicable to us, there have been no material changes in the risk factors described in such Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

(a)	Exhibits—

No. 31.1—Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

No. 31.2—Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

No. 32.1—Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

No. 32.2—Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

No. 99.1—Aliante Gaming, LLC Unaudited Interim Financial Statements – September 30, 2011

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALST CASINO HOLDCO, LLC, Registrant

DATE: December 15, 2011	/s/ SOOHYUNG KIM
Soohyung Kim Manager, Chief Executive Officer and Secretary