Form 10-Q/A
period 2011-09-30
ALST Casino Holdco, LLC
filed 2012-02-02
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 14, 2011, 432,004 of the registrant’s common units were outstanding.

ALST CASINO HOLDCO, LLC

INDEX

	Explanatory Note	2
Item 6.	Exhibits	2
Signature		3

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of ALST Casino Holdco, LLC amends the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 that was filed with the Securities and Exchange Commission on December 15, 2011 (the “Original 10-Q”). This Amendment does not reflect a change in the results of operations of the registrant or in any information in the Original 10-Q other than to furnish Exhibit 101 to the Original 10-Q, which contains XBRL Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T. This Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendment discussed above. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Exhibit 101 of the Original 10-Q in its entirety is attached to this Amendment.

Item  6. Exhibits

(a)	Exhibits—

No. 31.1*—Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

No. 31.2*—Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

No. 32.1*—Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

No. 32.2*—Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

No. 99.1*—Aliante Gaming, LLC Unaudited Interim Financial Statements – September 30, 2011.

No. 101 INS**    XBRL Instance Document

No. 101 SCH**   XBRL Schema Document

No. 101 CAL**   XBRL Calculation Linkbase Document

No. 101 LAB**   XBRL Labels Linkbase Document

No. 101 PRE**   XBRL Presentation Linkbase Document

No. 101 DEF**   XBRL Definition Linkbase Document

*	Previously filed as an exhibit to ALST Casino Holdco, LLC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALST CASINO HOLDCO, LLC, Registrant

DATE: February 1, 2012	/S/ SOOHYUNG KIM
Soohyung Kim Manager, Chief Executive Officer and Secretary

3