Form 10-K
period 2011-12-31
ALST Casino Holdco, LLC
filed 2012-03-30
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to            .

Commission file number 000-54480

ALST CASINO HOLDCO, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-2487922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 Centerville Road, Suite 400, Wilmington, DE 19808
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (302) 636-5401

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2011 was $0.

As of February 29, 2012, there were 432,004 units outstanding of the registrant’s common units.

Documents Incorporated by Reference

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “might,” “should,” “could,” “would,” “seek,” “pursue,” and “anticipate” or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K include, among other things, statements concerning:

•	projections of future results of operations or financial condition;

•	expectations regarding our business and results of operations;

•	expenses and our ability to operate efficiently;

•	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;

•	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;

•	our ability to meet our projected debt service obligations, operating expenses and maintenance capital expenditures;

•	expectations regarding the availability of capital resources; and

•	the impact of regulation on our business and our ability to maintain necessary approvals for our property.

Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

•	the economic downturn, and in particular the economic downturn in Las Vegas, Nevada, and its effect on consumer spending and our business;

•	the effects of intense competition that exists in the gaming industry;

•	the risk that new gaming licenses or gaming activities, such as internet gaming, are approved and result in additional competition;

•	the risk that we are dependent on one property for all of our cash flow;

•	the risk that we are dependent upon third parties to operate our property;

•	our substantial indebtedness and the effect of our significant debt service requirements on our operations and our ability to compete;

•

the impact of extensive regulation from gaming and other government authorities on our ability to operate our business and the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines or take other actions that adversely affect us;

•	risks associated with changes to applicable gaming and tax laws could have a material adverse effect on our financial condition; and

•

the impact of general business conditions, including competitive practices, changes in customer demand and the cyclical nature of the gaming and hospitality business generally, and general economic conditions on our business and results of operations.

For additional contingencies and uncertainties, see “Item 1A. Risk Factors.”

PART I

ITEM 1.	BUSINESS

General

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to their joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

Our principal executive offices are located at 2711 Centerville Road, Suite 400, Wilmington, DE 19808. The telephone number for our executive offices is (302) 636-5401. Our internet address is www.aliantecasinohotel.com.

Background

Prior to the Effective Date, Aliante Gaming was a wholly owned subsidiary of Aliante Holding, LLC (“Aliante Holding”), which was a 50/50 joint venture partnership between Aliante Station, LLC (“Aliante Station”), a wholly owned subsidiary of Station Casinos, Inc. (“Old Station”) and G.C. Aliante, LLC (“GC Aliante”), an affiliate of the Greenspun Corporation. Prior to June 17, 2011, Aliante Station was the manager of Aliante Gaming.

On April 12, 2011 (the “Petition Date”), Aliante Gaming, together with Aliante Holding and Aliante Station, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Case”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) to preserve their assets and the value of their estates. Aliante Gaming experienced lower than expected operating results as a result of macroeconomic conditions, including a downturn in the Las Vegas area, particularly in the housing market, and low consumer confidence and spending levels. As a result, Aliante Gaming failed to (i) remain in compliance with certain financial maintenance covenants set forth in its $430.0 million credit facility (the “Previous Facility”) and (ii) make scheduled principal or interest payments under the Previous Facility since April 2009.

The Chapter 11 Case was jointly administered with certain subsidiaries of Old Station and Green Valley Ranch Gaming, LLC under the lead case In re Station Casinos, Inc., et. al. originally filed on July 28, 2009 (Jointly Administered Case No. 09-52477) (the “Station Cases”). Old Station emerged from Chapter 11 on June 17, 2011 as Station Casinos LLC (“New Station,” and collectively with Old Station, “Station”). In connection with Old Station’s emergence from bankruptcy, New Station and the Company entered into a Transition Service Agreement on June 17, 2011, whereby New Station provided the management services previously provided by Aliante Station until the Effective Date.

On May 20, 2011, Aliante Gaming, along with Aliante Holding, Aliante Station and certain other affiliates of Old Station, filed with the Bankruptcy Court an amended joint plan of reorganization (the “Plan”) resulting from negotiations with its lenders (the “Lenders” or “Members”) under the Previous Facility and its International Swaps and Derivatives Association master agreement (the “Swap Agreement”). Under the Plan, Aliante Gaming and the Lenders agreed to enter into a series of restructuring transactions pursuant to which the Lenders received new equity and issued new debt of Aliante Gaming, as reorganized, as of the Effective Date.

Upon the Effective Date, (i) 100% of the equity interests in Aliante Gaming previously held by Aliante Holding was cancelled and ceased to be outstanding, (ii) each Lender received, on account and in full satisfaction of its claims against Aliante Gaming arising under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which was contributed to the Company in exchange for 432,004 units of our issued and outstanding membership interests (“Common Units”) and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were cancelled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. As a result of the Restructuring Transactions, we refer to these Lenders as “Members”.

Management Agreement

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of the gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station will continue to operate and manage the Casino for a transition period of up to 18 months (the “Transition Period”) for the same fee.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons at our Casino. Local patrons are typically sophisticated gaming customers who seek a convenient location, the latest gaming products and a pleasant atmosphere.

The Casino opened in November 2008 and is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. The Casino is considered to be one of the premier locals-oriented casinos in the North Las Vegas, Nevada market today. The Casino is located in the Aliante master-planned community (the “Aliante Community”) and is situated on approximately 40 acres within the 1,905-acre Aliante Community. The Casino is located adjacent to an 18-hole championship course (not owned by us) and has convenient access to major freeways connecting it to points throughout Las Vegas.

The Casino features a full-service Scottsdale-modern, desert-inspired casino and resort with approximately 82,000 square feet of gaming space, 202 hotel rooms including suites, 2,007 slot machines, 36 gaming tables, including a 24-hour, eight-table, smoke-free poker room, and a 200-seat bingo room. The ultra-modern 170-seat race and sports book rivals any in Las Vegas and also includes a sports bar and viewing patio. Non-gaming amenities include a 16-screen movie theater complex, a 650-seat showroom, an entertainment lounge and a resort style pool with cabanas.

The Casino can accommodate both large groups and intimate gatherings in its 14,000-square feet of event and banquet space divided among four ballrooms and six meeting and conference rooms. The Casino’s five full-service restaurants include MRKT Sea & Land, Cabo Mexican, Pasta Cucina, TGI Friday’s and Feast Buffet, a live action buffet featuring Mexican, Italian, barbeque, American and Chinese cuisine. The Casino also offers a variety of fast-food outlets to enhance the customers’ dining selection.

Operating Strategy

The Casino caters primarily to North Las Vegas residents. Our operating strategy emphasizes attracting and retaining customers from the local and repeat visitor markets. We attract customers through:

•	innovative, frequent and high-profile promotional programs directed towards the local market;

•	focused marketing efforts and a convenient location;

•	aggressive marketing to the repeat visitor market; and

•	the development of strong relationships with specifically targeted travel wholesalers in addition to convention business.

Although perceived value will initially attract a customer to the Casino, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer’s visit through an enjoyable, affordable and high-quality entertainment experience. North Las Vegas, which had been one of the fastest-growing cities in the United States, had been characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers; however, the city continues to be adversely affected by the national economic downturn. The economic downturn had an adverse impact on the population growth and economy of North Las Vegas, resulting in significant declines in the local housing market and rising unemployment which has negatively affected consumer spending and customer visits to the Casino.

Provide a High-Value Experience

Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in the restaurants, hotel, casino and other entertainment amenities, which include movie theaters and a resort-like pool facility. In addition, we believe the value offered by our restaurants is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through its restaurants, each of which has a distinct style of cuisine, the Casino offers generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, the Casino offers the latest in slot and video poker technology.

As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each employee. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels.

Marketing and Promotion

Pursuant to the terms of the Management Agreement, the Casino will continue to participate in marketing and promotion activities utilized by New Station during the Transition Period. Station employs an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through television, radio and newspaper advertising, Station has created and sponsored promotions that have become a tradition in the locals’ market.

In 1999, Station introduced a unified Boarding Pass player rewards program (the “Program”) at its properties under which guests can earn points based on their level of gaming activity. Participants in the Program can redeem points at any of Station’s Las Vegas-area properties, including the Casino, for cash and complimentary slot play, food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from gift shops.

We are heavily focused on using cutting-edge technology to drive customer traffic with products such as Station’s Jumbo Brand products, which include “Jumbo Reel,” “Jumbo Bingo,” and “Jumbo Hold’Em.” Other Station’s products we utilize include “Xtra Play Cash” and “Sports Connection,” among others. We believe that these products, which the Casino uses in its operation, create a sustainable competitive advantage and distinguish us from our competitors.

Intellectual Property

We use a variety of trade names, service marks and trademarks (collectively, “Marks”) in our operations and believe that we have all licenses for the third-party Marks necessary to conduct our continuing operations. We have registered several composite Marks (as described in the following paragraph) with the United States Patent and Trademark Office or otherwise acquired the licenses to use those which are material to our business.

We have a temporary, non-exclusive, royalty-free license to use “STATION” or “STATION CASINOS” marks (collectively the “Station Marks”) during the term of the Management Agreement including the Transition Period. In addition, we use the “ALIANTE” Mark pursuant to a license agreement, dated January 6, 2006, with North Valley Enterprises, LLC (“North Valley”) (an affiliate of GC Aliante). Under the agreement, North Valley grants us a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use certain Marks owned by North Valley in connection with the Casino. The license agreement is perpetual, provided that North Valley may terminate the license if we fail to meet the quality standards applicable to the use of the Marks and fail to cure any such failure within thirty days. The license provides that we will own all right, title and interest in any composite Marks consisting of “ALIANTE” (or another Mark licensed by North Valley under the agreement), on the one hand, and the Station Marks on the other hand; provided, that upon termination of the license agreement, we must cease and desist using all such composite Marks and immediately cancel or withdraw any trademark applications or registrations for any composite Marks. Similarly, license to use the Station Marks requires us to cease and desist using all such composite Marks and immediately cancel or withdraw any trademark applications or registrations for any composite Marks in the event of termination of the Station license. If we have to cease and desist using the “ALIANTE” Mark or any composite Marks for any reason, we may be unable to obtain a license to use such Marks on favorable terms, or at all.

Seasonality

Our cash flows from operating activities are seasonal in nature. Our operating results are traditionally the strongest in the first quarter and the fourth quarter, and traditionally the weakest during the third quarter.

Competition

We face competition from all the 176 non-restricted gaming locations in the Clark County area and more specifically from the 12 non-restricted gaming locations, as well as the restricted gaming locations (locations with 15 or fewer slot machines) in the North Las Vegas area. We compete with other gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. The Casino is strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons.

We also compete for local gaming customers with other locals-oriented casino-hotels in Las Vegas, including New Station. These properties compete on the basis of the desirability of location and gaming product, personalized service, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment offerings. The construction of new casinos or the expansion of existing casinos near the Casino could have a negative impact on our casino operations.

In 1997, the Nevada legislature enacted Senate Bill 208. This legislation identified certain gaming enterprise districts wherein casino gaming development would be permitted throughout the Las Vegas valley and established more restrictive criteria for the establishment of new gaming enterprise districts. Growth in gaming supply in the Las Vegas locals’ market has been, and will continue to be, limited by the provisions of Senate Bill 208. However, there can be no assurance that additional capacity will not have a negative impact on our business.

To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Mesquite, Reno, Laughlin and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world; with state sponsored lotteries; on-and-off-track wagering on horse and other races; card rooms; online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land could result in increased competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”), and various local regulations. We are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Gaming Commission”), the Nevada State Gaming Control Board (the “Gaming Board”), the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), the City of North Las Vegas and other local regulatory authorities (collectively, the “Gaming Authorities”). The laws, regulations and supervisory procedures of the Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•

the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our gaming operations.

Entities, including our wholly-owned subsidiary Aliante Gaming, that own and operate casinos in Nevada are required to be licensed by the Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. We have received all necessary licenses from the Gaming Authorities for Aliante Gaming to conduct non-restricted gaming operations at the Casino. No person may become a holder of more than a 5% interest in or receive any percentage of gaming revenue from Aliante Gaming without first obtaining licenses and approvals from the Gaming Authorities. No person may become a holder of a 5% or less interest in Aliante Gaming without registering with the Gaming Authorities.

The Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed as a business associate of an entity that has applied for a gaming license or for registration. Certain officers, managers and key employees of the Company must file applications with the Gaming Authorities and are required to be licensed or found suitable by the Gaming Authorities. The Gaming Authorities may deny, limit or condition a grant of any license, registration, finding of suitability or other approval for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. Changes in licensed positions must be reported to the Gaming Authorities and, in addition to their authority to deny an application for a license or finding of suitability, the Gaming Authorities have jurisdiction to disapprove any change in corporate position.

If the Gaming Authorities were to find an officer, manager or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or decisions pertaining to licensing are not subject to judicial review in Nevada.

The Company is required to submit detailed financial and operating reports to the Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported, to and/or approved by, the Gaming Authorities.

In the event the Company was determined to have violated the Nevada Act, the Gaming Commission could limit, condition, suspend or revoke any license, registration, finding of suitability or other approval subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the individuals involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Gaming Commission. Further, the Gaming Commission could seek court appointment of a supervisor to operate the Casino and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or registration, or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our operations.

Any beneficial holder of the Company’s voting or non-voting securities, regardless of the number of Common Units owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of the Company’s equity securities determined if the Gaming Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If such beneficial holder, who must be found suitable, is a corporation, partnership, trust or other form of business organization, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Gaming Authorities in connection with conducting such investigation.

Moreover, given that the Company is a registered public company under the Nevada Act any person who acquires more than 5% of the Company’s voting securities must be reported to the Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered public company’s voting securities apply to the Gaming Commission for a finding of suitability within 30 days after the chair of the Gaming Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, that beneficially owns more than 10%, but not more than 11%, of a registered corporation’s voting securities as a result of an equity repurchase by the registered corporation is subject to certain reporting requirements. Further, an institutional investor that acquires more than 10%, but not more than 25%, of a registered public company’s voting securities (and if any such of such voting securities were acquired other than through a debt restructuring) may apply to the Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered public company’s voting securities and maintain its waiver if the additional ownership results from equity repurchase by such registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors or managers of the registered public company, any change in the corporate charter, bylaws, management, policies or operations of the registered public company, or any of its gaming affiliates or any other action which the Gaming Commission finds to be inconsistent with holding such registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by equity holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities as the Gaming Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Gaming Commission or by the chair of the Gaming Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity of a registered public company beyond the period of time as may be prescribed by the Gaming Commission may be guilty of a criminal offense. The Company may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be an equity holder or to have any other relationship with the Company or Aliante Gaming, the Company:

•	pays that person any dividend or interest upon voting securities;

•	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pays remuneration in any form to that person for services rendered or otherwise; or

•	fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

We are required to disclose to the Gaming Board and the Gaming Commission the identities of all holders of our debt securities. The Gaming Commission may, in its discretion, require the holder of any debt or similar security of a registered public company to file applications, be investigated and be found suitable to own the debt or other security of such a registered company. If the Gaming Commission determines that a person is unsuitable to own the security, then pursuant to Nevada law, the registered public company can be sanctioned, including the loss of its approvals, if without the prior approval of the Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with debt securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We are required to maintain a current membership interest ledger in Nevada, which may be examined by the Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial holder to the Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Gaming Commission has the power to require our securities to bear a legend indicating that the securities are subject to the Nevada Act.

We also may not make a public offering of securities without the prior approval of the Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or similar transactions. Furthermore, any such approval, if granted, does not constitute a finding, recommendation or approval by the Gaming Commission or the Gaming Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in the control of the Company through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control (including foreclosure on the pledged equity interests), may not occur without the prior approval of the Gaming Commission. Entities seeking to acquire control or ownership of a registered public company must satisfy the Gaming Board and Gaming Commission in a variety of stringent standards prior to assuming control of such registered company. The Gaming Commission may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and registered public companies that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Gaming Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Gaming Commission before the registered public company can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the registered public company’s board of directors or managers in response to a tender offer made directly to such registered company’s equity holders for the purposes of acquiring control of the registered public company.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Clark County and City of North Las Vegas. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

Any person who is licensed, required to be licensed, registered, required to be registered or is under common control with such persons (collectively, “Licensees”), and who is, or who proposes to become, involved in a gaming venture outside of Nevada, is required to deposit with the Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Gaming Board of the Licensees’ participation in foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Gaming Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Gaming Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to a foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities, or enter into associations, that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the grounds of personal unsuitability.

Environmental Matters

Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our operations.

Employees

As of January 31, 2012, Aliante Gaming had 824 employees. Aliante Gaming is not currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at the Casino in the past, and we believe that such efforts are ongoing at this time.

Financial Information

The primary source of our revenue and income is from our casino operations, although we view the hotel rooms, restaurants, bars, entertainment and services on the premises to be important adjuncts to our casino operations. Please refer to “Item 6. Selected Financial Data” and “Item 7. Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, operating results and total assets and liabilities and to “Item 8. Financial Statements and Supplementary Data” for our financial statements and accompanying footnotes.

Available Information

We are a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file annual reports, quarterly reports and other documents with the Securities and Exchange Commission (the “SEC”). You may read and copy any materials filed by the Company with the SEC at its Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings will also be available to the public from commercial document retrieval services and at the world wide web site maintained by the SEC at http://www.sec.gov.

Our internet website address is www.aliantecasinohotel.com

ITEM 1A.	RISK FACTORS.

The following risk factors should be considered carefully in addition to the other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to our Business

The bankruptcy filing has had a negative impact on the Casino’s image which may negatively impact our business going forward.

As a result of the Chapter 11 Case, the Casino has been the subject of negative publicity which has had an impact on its image. This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition and results of operations. The impact of this negative publicity cannot be accurately predicted or quantified.

We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures.

We have a limited amount of cash and we do not have a credit facility upon which to draw funds. Although we generated operating income of $1.2 million for the period November 1, 2011 through December 31, 2011, and the Predecessor generated operating income of $0.5 million for the period January 1, 2011 through October 31, 2011, the Predecessor incurred operating losses of $498.2 million, $23.5 million and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. We may incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to service our debt obligations as they come due, finance capital expenditures, meet our operational needs and finance the expected significant costs of transitioning from New Station, our manager, to another manager or a stand-alone property. Any one of these failures may preclude us from, among other things:

•	maintaining or enhancing our current customer offerings;

•	taking advantage of future opportunities;

•	growing our businesses; or

•	responding to competitive pressures.

Further, our failure to generate sufficient revenues and cash flows could lead to cash flow and working capital constraints, which may require us to seek additional working capital. We may not be able to obtain such working capital when it is required, and we will be restricted from incurring additional debt pursuant to the terms of the Senior Secured Credit Facility. Further, even if we were able to obtain additional working capital, it may only be available on unfavorable terms. For example, we may be required to take on additional debt, the interest costs of which could adversely affect our results of operations and financial condition. If any such required capital is obtained in the form of equity, the equity interests of the holders of our Common Units could be diluted.

Limited liquidity and working capital may also restrict our ability to effectively transition away from New Station, maintain and update the Casino’s facilities, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

We are entirely dependent on one property for all of our cash flow, which subjects us to greater risks than a gaming company with more operating properties.

We do not have material assets or operations other than the Casino and, therefore, we are entirely dependent upon the Casino for all of our cash flow. As a result, we are subject to a greater degree of risk than companies with multiple properties. The risks to which we have a greater degree of exposure include, but are not limited to:

•	global and local economic and competitive conditions;

•	changes in local and state governmental laws and regulations;

•	natural and other disasters and terrorism; or

•	the outbreak of an infectious disease such as H1N1 or the avian flu.

Any of the factors outlined above, amongst others, could negatively affect our results of operations.

As part of a master planned community, the property is subject to certain covenants, conditions and restrictions with respect to transfers and use.

As part of a master planned community, the property owned by Aliante Gaming is subject to covenants, conditions and restrictions (set forth in recorded instruments) with respect to transfers, and the use, improvement, restoration, maintenance and repair, of the property. Subject to certain exceptions, the City of North Las Vegas has approval rights over transfers of the property (or transfers of more than 40% in the aggregate of the equity interests in Aliante Gaming) to third parties. An architectural committee has approval rights over, among other things, the design and location of any improvements and the installation and maintenance of any signage on the property.

We are dependent upon third parties to operate the Casino. The success of our operations will depend on the ability of those parties to effectively manage the Casino’s assets and operations. The Management Agreement with New Station has been terminated.

On November 1, 2011, the Company entered into the Management Agreement with New Station pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Upon termination, the Management Agreement provided that New Station would continue to operate and manage the Casino for a Transition Period of up to 18 months for the same fee as described in “Item 1 - Business - Management Agreement”.

Pursuant to the Management Agreement, New Station has significant discretion in the management and operation of the Casino including providing shared services such as marketing, recordkeeping, human resources and purchasing. New Station manages the Casino using the same experienced executive officers and key employees that were managing the property prior to November 1, 2011. Subject to limited restrictions, New Station and its affiliates are permitted to manage the operations of their own and other gaming companies, including gaming companies whose operations compete with the Casino, and the officers and employees of New Station and its affiliates are not be required to devote their full time and attention to managing the Casino. There can be no assurance that New Station, or any replacement operator hired by the Company to replace New Station at the end of the Transition Period provided for in the Management Agreement, will be successful at managing and operating the Casino or that the terms of the management agreement will be in our best interests. The success of the Casino and, in turn, our business, will be substantially dependent upon New Station and its affiliates and any replacement operator. We believe that the loss of the services of these officers and/or employees, including through the termination of the Management Agreement, could have a material adverse effect on our results of operations. There can be no assurance that we will be able to find a suitable replacement operator for New Station and enter into a management agreement with such replacement operator on terms that are favorable to the Company, or at all.

We may be forced to cancel certain of our material registered trademarks.

We use a variety of Marks in our operations pursuant to a license agreement with North Valley, as well as a temporary, non-exclusive, royalty-free license to use the Station Marks during the term of the Management Agreement, including the Transition Period. Under the terms of the North Valley license and the temporary Station license, we will own all right, title and interest in, and may register with the United States Patent and Trademark Office, any composite trademarks consisting of “ALIANTE” (or another Mark), on the one hand, and “STATION” or “STATION CASINOS,” on the other hand; provided, that upon termination of either of the license agreements, we must cease and desist using all such composite Marks and immediately cancel or withdraw any trademark applications or registrations for any composite Marks. Following the expiration or termination of the Management Agreement and the license to use the Station Marks therein, we may have to cease and desist using its composite Marks, which could adversely affect the goodwill associated with the Casino’s operations and negatively impact our business. In addition, if we have to cease and desist using the “ALIANTE” Mark, the “STATION” Mark or the “STATION CASINOS” Mark due to a legal challenge to the validity of our licenses, or for any reason, we may be unable to obtain a new license to use such Marks on favorable terms, or at all, which could affect the goodwill associated with the Casino’s operations and negatively impact our business.

The infringement of intellectual property used in our business could adversely affect our business.

We own or have licenses to use key intellectual property used in our business, including consumer information. We will take steps to safeguard this intellectual property from infringement by third parties, such as prosecuting trademark and copyright violations, if and when necessary, and limiting access to the proprietary customer information. Despite such measures, we cannot assure you that we will be successful in defending against the infringement of intellectual property used in our business or that the proprietary information used in our business will not be disseminated to our competitors and any such infringement or dissemination could have an adverse effect on the results of our operations.

The economic downturn may be protracted in our key market and may continue to negatively impact our revenues and other operating results.

We draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in the local markets have negatively affected the Casino’s operations, and may continue to negatively affect our operations in the future. According to the Nevada State Gaming Control Board, gaming revenues in North Las Vegas for the twelve months ended December 31, 2011, increased slightly from the prior year by 0.2%. North Las Vegas gaming revenues and operators were severely negatively impacted by the economic downturn and there can be no assurance that gaming revenues will not decrease in future periods. In addition, the residential real estate market in the United States, and in particular North Las Vegas, has experienced a significant downturn due to declining real estate values. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. In addition, North Las Vegas and our other target markets continue to experience high rates of unemployment. According to the United States Bureau of Labor Statistics, in 2010 and 2011, Nevada had the highest unemployment rate in the country with 2011 at 13.5% compared to the national average of 8.9%. As of December 31, 2011, Nevada’s unemployment rate was 12.6%. All of these factors have materially and adversely affected the Casino’s results of operations. Further declines in real estate values in Las Vegas and the United States and continuing credit and liquidity concerns could continue to have an adverse effect on our results of operations.

Gaming and other leisure activities that we offer represent discretionary expenditures and participation in such activities have been particularly adversely impacted as a result of the economic downturn because consumers have less disposable income to spend on discretionary activities. The weak economic conditions adversely affected consumer spending at the Casino and may continue to adversely affect our business.

Furthermore, other uncertainties, including national and global economic conditions, other global events, or terrorist attacks or disasters in or around Southern Nevada could have a significant adverse effect on our business, financial condition and results of operations. In addition, due to the existing uncertainty in the capital and credit markets, we may not be able to refinance our existing debt or obtain additional credit facilities on terms acceptable to us or at all in order to meet these challenges.

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino hotel properties, such as the Casino, is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the current housing and credit crisis, the impact of high energy and food costs, the potential for continued bank failures, perceived or actual changes in disposable consumer income and wealth, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations. The current housing crisis and economic slowdown in the United States has resulted in significant unemployment in the Las Vegas market and a significant decline in the amount of tourism and spending in Las Vegas. This decline adversely affected Aliante Gaming, and may continue to adversely affect our financial condition, results of operations and liquidity.

Our operations may be adversely impacted by increases in energy prices.

The Casino uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States in general, and in Southern Nevada in particular, may negatively affect our operating results. In addition, further energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at the Casino, which could negatively impact revenues.

The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

Casino properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations.

Renovations and other capital improvements of a casino property such as the Casino require significant capital expenditures. In addition, renovations and capital improvements of a casino property usually generate little or no cash flow until the project is completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we will rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able obtain such financing on favorable terms. Our failure to renovate the Casino, as necessary, may put us at a competitive disadvantage.

We will depend on the North Las Vegas locals and repeat visitor market as our key market. As a result, we may not be able to attract a sufficient number of guests and gaming customers to make our operations profitable.

Our operating strategies emphasize attracting and retaining customers from the North Las Vegas local and repeat visitor market. We are dependent upon attracting North Las Vegas residents. We cannot be sure that we will be able to attract a sufficient number of guests, gaming customers and other visitors in North Las Vegas to make our operations profitable. During the economic downturn, North Las Vegas has not experienced population growth at the expected rates or at the same rates as it experienced prior to the economic downturn. There can be no assurance that population growth in North Las Vegas will return to levels or that we will be able to successfully adapt our business strategy to the current economic downturn or any further economic slowdown.

We may face intense competition and experience a loss of market share.

The gaming industry is highly competitive. We compete for local gaming customers with other locals-oriented casino-hotels including New Station and other casinos located in the vicinity of the Casino. If our competitors operate more successfully or if additional competitors are established in and around the locations in which we conduct business, we may lose market share.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our gaming revenue is attributable to slot machines. It is important, for competitive reasons, that the Casino offers the most popular and technologically advanced slot machine games to its customers. We believe that a substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in our commercial arrangements with any of these slot machine manufacturers could result in it being unable to acquire the slot machines desired by our customers, or could result in manufacturers significantly increasing the cost of these machines. Alternatively, significant industry demand for new slot machines may result in us being unable to acquire the desired number of new slot machines or result in manufacturers increasing the cost of these machines. The inability to obtain new and up-to-date slot machine games could impair our competitive position and result in decreased gaming revenues. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our profitability.

In recent years, the prices of new slot machines have risen more rapidly than the domestic rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring gaming operators to execute participation lease arrangements in order for them to be able to offer such machines to customers. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental fee. Such agreements may also include a percentage payment to the manufacturer of “coin-in” or “net win.” Generally, a slot machine participation lease is more expensive over the long term than the cost of purchasing a new slot machine. New Station, our manager, has slot machine participation leases applicable to the Casino and intends to maintain the leases for the Transition Period.

For competitive reasons, we may be forced to purchase new, more contemporary slot machines or enter into participation lease arrangements that are more expensive than the costs currently associated with the continued operation of the Casino’s existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, our profitability could be adversely affected.

In addition, if any of the slot machine manufactures that New Station contracts with were to experience financial distress and fail to provide the agreed upon products or services to us, our business and operations may be adversely affected.

We may incur losses that are not adequately covered by insurance which may harm our results of operations.

Although we maintain insurance customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

We may be subject to litigation resulting from our operations which, if adversely determined, could result in substantial losses.

We will be, from time to time, during the ordinary course of operating our businesses, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to the Casino. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to the Casino, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

Union organization activities could disrupt our business by discouraging patrons from visiting the Casino, causing labor disputes or work stoppages, and, if successful, could significantly increase our labor costs.

We are not currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at the Casino in the past, and we believe that such efforts are ongoing at this time and will continue to occur in the future. Accordingly, there can be no assurance that the Casino will not ultimately be unionized. Union organization efforts that may occur in the future could cause disruptions and discourage patrons from visiting the Casino and may cause us to incur significant costs, any of which could have a material adverse effect on our results of operations and financial condition. In addition, union activities may result in labor disputes, including work stoppages, which could have a material adverse effect on our business, financial condition and results of operation. Furthermore, unfavorable union contract settlements or collective bargaining agreements, should they be entered into, could cause significant increases in our labor costs, which could have a material adverse effect on the business of the Casino and our financial condition and results of operation.

Our financial results are affected by the adoption of fresh-start reporting and may not reflect historical trends.

We were formed for the purpose of acquiring substantially all of the equity interest of Aliante Gaming pursuant to the Plan. The Restructuring Transactions resulted in the Company becoming a new reporting entity and adopting fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC Topic 852”) as of the Effective Date. As required by fresh-start reporting, the historical net book value of Aliante Gaming’s assets and liabilities were adjusted to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to the accounting guidance for business combinations. Certain assets and liabilities not previously recognized in Aliante Gaming’s financial statements were recognized under fresh-start reporting. Accordingly, our financial condition and results of operations subsequent to November 1, 2011, are not be comparable to the financial condition and results of operations reflected in Aliante Gaming’s historical financial statements.

Members of our Board of Managers are likely to devote some of their time to other businesses, which could have a negative impact on the Company’s management.

Members of our Board of Managers are not required to commit their full time to the Company’s affairs, which could create a conflict when allocating their time between Company matters and their other commitments. All of the members of our Board of Managers are engaged in several other business endeavors aside from their commitments to the Company. In addition, members of our Board of Managers are not obligated to devote any specific number of hours to the Company’s affairs. If the other business affairs of members of our Board of Managers require them to devote more time to such affairs, it could limit their ability to devote time to the Company’s affairs and could have a negative impact on the quality of the Company’s governance. We cannot assure that these time conflicts will be resolved in the Company’s favor.

We are subject to extensive state and local regulation and licensing, and gaming authorities will have significant control over our operations, which could have an adverse effect on our business.

We are subject to extensive regulation by the state, county and city in which we operate. These laws, regulations and ordinances generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, our gaming regulators can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations. Holders of our Common Units who fail to obtain any licenses, authorizations, qualifications or findings of suitability, as may be required by Gaming Authorities, will not be entitled to exercise any rights of ownership with respect to, or receive any income from, our Common Units.

For a summary of gaming and other regulations that will affect our business, see “Item 1. Business - Regulation and Licensing.” The regulatory environment may change in the future and any such change could have a material adverse effect on our results of operations.

Changes to the gaming tax laws could have an adverse effect on results of operations by increasing the cost of operating our business.

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state legislators and officials have proposed changes in taxes, or in the administration of tax laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The recent legislative session ended in June 2011. There were no specific proposals during the recent legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature, or that other taxes impacting gaming licenses or other businesses in general will not be enacted during future legislative sessions. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our results of operations.

Risks Related to Our Indebtedness

We have significant indebtedness.

As of December 31, 2011, we had $50.4 million in outstanding principal amount of debt which includes $45.7 million in outstanding principal under the Senior Secured Credit Agreement. We have no ability to draw on the Senior Secured Credit Facility. Our substantial indebtedness could:

•	make it more difficult to satisfy obligations with respect to the instruments governing our outstanding indebtedness;

•	increase vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of cash flow from operations to debt service, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit flexibility in planning for, or reacting to, competitive pressures and changes in the business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, among other things, our ability to borrow additional funds.

Our indebtedness imposes restrictive covenants on us that will limit our flexibility in operating our business and may adversely affect our ability to compete or engage in favorable business or financing activities.

The debt issued pursuant to the Plan has covenants that impose operational and financial restrictions on the Company and our subsidiary, Aliante Gaming. Pursuant to the Senior Secured Credit Facility, we are required to be a passive holding company and our actions will be limited to, among other things, owning the equity interests of Aliante Gaming, maintaining our legal existence as a public company, participating in administrative matters and performing our obligations in connection with the Senior Secured Credit Facility and other agreements entered into in connection therewith. In addition, the Senior Secured Credit Facility imposes various restrictions on Aliante Gaming and any future subsidiaries, including, among other restrictions, limitations on the ability to:

•	incur additional debt;

•	make payments on subordinated obligations;

•	make distributions and repurchase equity;

•	make investments;

•	grant liens on our property to secure debt;

•	enter into certain transactions with affiliates;

•	sell assets or enter into mergers or consolidations;

•	sell equity interests in subsidiaries;

•	create dividend and other payment restrictions affecting subsidiaries; and

•	change the nature of our line of business.

The Senior Secured Credit Facility also imposes various customary affirmative covenants on Aliante Gaming and its subsidiaries (if any), including, among others, reporting covenants, covenants to maintain insurance, comply with laws, and maintain properties and other covenants customary in senior credit financings of this type.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The restrictions caused by such covenants could also place us at a competitive disadvantage to less leveraged competitors. A failure to comply with the covenants contained in the Senior Secured Credit Facility, or other indebtedness that we may incur in the future, could result in an event of default, which, if not cured or waived, could result in the acceleration of the indebtedness and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to repay amounts owing under the Senior Secured Credit Facility when due, the Lenders, or affiliates thereof, under the Senior Secured Credit Facility could proceed against the collateral. In addition, the Lenders under the Senior Secured Credit Facility are also our Members, see “Risks Related to our Common Units - Potential conflicts of interest may exist, or may arise, based on debt and management interests of the principal equity holders of the Company.” If the indebtedness under the Senior Secured Credit Facility were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full. Moreover, in the event that such indebtedness is accelerated, there can be no assurance that we will be able to refinance it on acceptable terms, or at all.

Our ability to service all of our indebtedness depends on our ability to generate cash flow, which is subject to factors that are beyond our control.

Our ability to make any scheduled payments on, or to refinance, our debt obligations depends on our financial condition and operating performance, which is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, deterioration in the economic performance of the Casino may cause us to reduce or delay investments and capital expenditures, or to sell assets. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing.

Although we believe that we will have sufficient funds for our capital needs, there can be no assurance that we will not need additional capital in the future. Due to the continuing uncertainty in the capital and credit markets and the recent global recession, our access to capital may not be available on terms that are attractive or at all.

Risks Related to Our Common Units

Unless we are considered a “publicly traded corporation” under the Nevada Act, each of our equity holders must be found suitable by the Gaming Authorities or we may be required to sever all relationships with such equity holder.

As a “publicly traded corporation” under the Nevada Act, persons who acquire beneficial ownership of more than 5% of our voting securities will be required to report their acquisition to the Gaming Authorities and persons who acquire beneficial ownership of more than 10% of our voting securities will be required to apply to the Gaming Authorities for a finding of suitability. Notwithstanding these provisions, under the Nevada Act, the Gaming Authorities may at any time, in their discretion, require the holder of any of our securities to file applications, be investigated and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of Nevada. Typically, so long as we are a “publicly traded corporation” under the Nevada Act, the Gaming Authorities will require only our equity holders having beneficial ownership of more than 10% of our voting securities to be found suitable.

If we cease to be a “publicly traded corporation” under the Nevada Act, or if required by the Gaming Authorities, each of our equity holders would be required to be found suitable by the Gaming Authorities. If any equity holder fails to be found suitable, we may be required to sever all relationships, including through redemption of Common Units, with such equity holder, which may have a material adverse effect on our business and our equity holders. In addition, such holders of Common Units who fail to obtain necessary licenses, authorizations, qualifications or findings of suitability will not be entitled to exercise any rights of ownership with respect to, or receive any income from, the Common Units.

The transferability of our Common Units will be very limited and subject to the prior approval of our Board of Managers.

There is currently no established public trading market for our Common Units, and there are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market for our Common Units. In addition, our limited liability company agreement requires the approval of our Board of Managers prior to certain transfers of our Common Units. It is expected that the Board of Managers will only consent to transfers of Common Units in very limited circumstances. Accordingly, we do not expect a public market will develop for our Common Units.

We currently have no plans to pay dividends on our Common Units, so holders of our Common Units may not receive funds without selling their Common Units.

We currently have no plans to pay dividends on our Common Units and our ability to make distributions on our Common Units may be restricted by the terms of our Senior Secured Credit Facility. Any payment of future dividends will be at the discretion of our Board of Managers and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our Board of Managers deems relevant. The terms governing our outstanding debt also include limitations on the ability of Aliante Gaming to pay dividends to the Company. Accordingly, our holders may have to sell some or all of their Common Units in order to generate cash flow from their investment in us.

Potential conflicts of interest may exist, or may arise, based on debt and management interests of the principal equity holders of the Company.

Pursuant to the governance structure of the Company, a majority of our managers will primarily be persons designated by certain Lenders holding greater than 10% of our Common Units (“Principal Lenders” or “Principal Members”). In addition, many major actions require approval of a majority of the managers which include those managers designated by the Principal Members. The Principal Members may have interests that are different than, or in addition to, other equity holders of the Company, which could adversely affect such equity holders.

The Lenders, or affiliates thereof, are lenders under the Senior Secured Credit Facility. Therefore, they may have an incentive for the Company to act or omit to act, in each case, in a manner that enhances the ability of the Company to service its indebtedness or the Lenders to recover on the Senior Secured Credit Facility, rather than seeking to maximize the value of the equity of the Company.

The interests of the Principal Members could conflict with or differ from the interests of other holders of our Common Units. For example, the concentration of ownership held by the Principal Members could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that other holders of our Common Units may otherwise view favorably. So long as the Principal Members continue to beneficially own a significant amount of our equity, even if such amount is less than 50%, they may be able to strongly influence or effectively control our decisions. For example, our bylaws will require a majority of our Board of Managers to vote on any matter and our Principal Members will initially have the right to designate three of four managers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own the land and building on which the Casino is located in North Las Vegas, Nevada. Substantially all of the property that we own is subject to liens to secure borrowings under the Senior Secured Credit Facility.

The Casino is an approximately 700,000 square foot casino and hotel facility situated on approximately 40 acres that we own within the 1,905 acre Aliante master-planned community. The property lies between three of the main thoroughfares that run through the master-planned community with Elkhorn Road to the north, the Las Vegas Beltway to the South and North Aliante Parkway to the west. See “Item 1. Business - Narrative Description of Business” for a further description of the facility.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently a party to litigation arising in the ordinary course of business. In the opinion of management, all pending legal matters will not have a material effect on the business, financial position or results of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of our outstanding Common Units are privately held and there is no established public trading market for our Common Units.

Holders

As of February 29, 2012, there were 11 holders of record of our Common Units.

Dividends

There were no dividends paid during the year ended December 31, 2011. We did not make, and do not anticipate making in the foreseeable future, any distributions on our Common Units. The Senior Secured Credit Facility restricts our ability to declare or make distributions on our Common Units.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans is included under “Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

Pursuant to the Plan, on November 1, 2011, we issued an aggregate of 432,004 units of Common Units to the Members in exchange for contribution by the Lenders of all of the equity in Aliante Gaming. Pursuant to the terms of the Plan, the offer, sale and issuance of the Common Units to the Lenders are exempt from Section 5 of the Securities Act of 1933, or the Securities Act, and from any other state or local law requiring registration or licensing of an issuer of a security, pursuant to section 1145 of the Bankruptcy Code.

Issuer Purchases of Equity Securities

There were no purchases of our Common Units made by, or on behalf of, us during the two months ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

On November 1, 2011, Aliante Gaming, the owner and operator of the Casino, became our wholly owned subsidiary pursuant to the Plan. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities. As a result, the following selected financial data presents our financial results as of and for the period from November 1, 2011 through December 31, 2011 (the “Successor Period”) and for the Predecessor, Aliante Gaming, for the period from January 1, 2011 through October 31, 2011 (the “Predecessor Period”), and as of and for the years ended December 31, 2010, 2009 and 2008. The historical financial results for the Predecessor are not comparable to our current financial condition or our future results of operations following November 1, 2011 due to the adoption of fresh-start reporting in accordance with ASC Topic 852. The selected financial data presented below have been derived from our and the Predecessor’s financial statements which, except for 2008 are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor	Predecessor
	Period from November 1, 2011 through December 31,	Period from January 1, 2011 through October 31,	Year Ended December 31,
	2011	2011	2010	2009	2008 (a)
(in thousands)
Income statement data:
Revenues:
Casino	$9,704	$43,197	$49,378	$52,709	$11,237
Other	4,110	18,818	21,425	22,669	4,288

Gross revenues	13,814	62,015	70,803	75,378	15,525
Promotional allowances	(950)	(4,523)	(5,517)	(5,924)	(1,075)

Net revenues	12,864	57,492	65,286	69,454	14,450

Operating costs and expenses:
Casino	3,961	19,244	23,669	26,992	4,829
Other	2,286	11,006	11,354	10,918	2,636
Selling, general and administrative	4,505	18,799	21,987	24,317	4,098
Depreciation and amortization	522	3,901	27,873	27,608	2,422
Management fees	377	1,496	1,853	1,893	451
Other expenses (b)	—	34	222	1,186	13,936
Restructuring and other charges (c)	—	2,550	9,987	—	—
Impairment loss (d)	—	—	466,500	—	—

Total operating costs and expenses	11,651	57,030	563,445	92,914	28,372

Operating income (loss)	1,213	462	(498,159)	(23,460)	(13,922)
Interest expense, net	(640)	(8,502)	(30,332)	(27,749)	(3,098)
Change in fair value of interest rate swaps	—	—	—	(6,503)	(9,163)
Reorganization items, net (e)	—	373,039	—	—	—

Net income (loss)	$573	$364,999	$(528,491)	$(57,712)	$(26,183)

Balance sheet data (as of period end):
Total assets	$89,038		$111,868	$607,473	$651,120
Long-term debt, including current portion	43,201		364,893	362,526	362,203
Member’s capital (deficit)	37,827		(327,745)	200,746	232,543

(a)	Operations commenced on November 11, 2008.
(b)	Other expenses during the Predecessor Period represent preopening expenses. Other expenses during the years ended December 31, 2010 and 2009 represent preopening expenses, losses on lease terminations and disposal of assets. Other expenses during the year ended December 31, 2008 represent preopening expenses incurred prior to opening of the Casino.
(c)	Restructuring and other charges are comprised of expenses related to the evaluation of financial and strategic alternatives and include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing. In addition, the year ended December 31, 2010 includes $2.5 million related to the write-off of unamortized debt issuance costs as a result of the Predecessor’s default on the Previous Facility and developments in restructuring negotiations with the Lenders.

(d)	During the year ended December 31, 2010, the Predecessor recorded $466.5 million in non-cash impairment charges to reduce the carrying value of its property and equipment to fair value in accordance with the accounting guidance for impairment and disposal of long-lived assets.
(e)	Reorganization items are comprised of the discharge of liabilities subject to compromise and the revaluation of assets and liabilities in addition to expenses incurred after the Petition Date including legal and advisory fees in connection with the Restructuring Transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We were formed on May 11, 2011 to acquire substantially all of the equity interests of Aliante Gaming pursuant to the Plan. The reorganization of Aliante Gaming was completed on November 1, 2011, resulting in Aliante Gaming, the owner and operator of Aliante Station Casino + Hotel in North Las Vegas, Nevada, becoming our wholly owned subsidiary. Aliante Station Casino + Hotel is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

On November 1, 2011, we entered into the Senior Secured Credit Facility, as further described under “- Liquidity and Capital Resources”. In addition, on November 1, 2011, 100% of the outstanding equity interests of Aliante Gaming, which were previously owned by Aliante Holding, were cancelled, and new equity of Aliante Gaming, as reorganized, was issued to the Lenders. The Lenders contributed 100% of the new equity interests in Aliante Gaming to the Company in consideration for the issuance of the Senior Secured Loans under the Senior Secured Credit Facility and 100% of the Company’s Common Units.

Additionally, on November 1, 2011, we adopted fresh-start reporting in accordance with ASC Topic 852, which resulted in a new reporting entity for accounting purposes. Accordingly, the carrying values of Aliante Gaming’s assets and liabilities were adjusted to their estimated fair values as of the November 1, 2011. As a result, the historical financial results of Aliante Gaming are not indicative of our current financial condition or our results of operations following November 1, 2011. In addition, our future results of operations will be subject to significant business, economic and competitive uncertainties and contingencies, some of which are beyond our control.

Overview

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games. Gaming revenues are generally defined as gaming wins less gaming losses. Our largest component of gaming revenues is from slot machines. Promotional allowances consist primarily of complimentary food and beverages furnished to customers. Upon redemption, the retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to operations and excludes interest income, interest expense and other non-operating income and expenses.

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenue, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDAM (see “- Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal of assets, net, impairment loss, restructuring and other charges, change in fair value of interest rate swaps, reorganization items, net and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

We are organized as a limited liability company and are not subject to federal income taxes. Accordingly, a provision for income taxes is not included in our financial statements.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Presentation

References in this Annual Report on Form 10-K to “Successor” refers to the Company on or after November 1, 2011, after giving effect to the Restructuring Transactions and the application of fresh-start reporting. References to “Predecessor” refer to Aliante Gaming prior to November 1, 2011.

Due to the adoption of fresh-start reporting, the financial statements for the Company are required to be presented separately from those of the Predecessor. As a result, the financial statements for the year ended December 31, 2011 are presented for two periods: November 1, 2011 through December 31, 2011 (the “Successor Period”) and January 1, 2011 through October 31, 2011 (the “Predecessor Period”). For purposes of analysis and comparison of current year and prior year operating results, certain operating results for the Successor Period and the Predecessor Period are presented on a combined basis in this Management’s Discussion and Analysis. Please see footnote (a) immediately following the tables below for important information about this combined presentation. Because we conducted no operations prior to November 1, 2011, we have presented the results of Aliante Gaming for the Predecessor Period and the years ended December 31, 2010 and 2009 for comparison purposes.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net income (loss) for the Successor and the Predecessor (in thousands, except percentages):

	Successor	Predecessor			Predecessor	Percent Change	Predecessor
	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Combined 2011 (a)	Percent Change	Year Ended December 31, 2010		Year Ended December 31, 2009
Net revenues	$12,864	$57,492	$70,356	7.8%	$65,286	(6.0)%	$69,454

Adjusted EBITDAM (b)	$2,112	$8,443	$10,555	27.5%	$8,276	14.5%	$7,227
Less:
Depreciation and amortization	522	3,901	4,423	(84.1)%	27,873	1.0%	27,608
Management fees	377	1,496	1,873	1.1%	1,853	(2.1)%	1,893
Preopening expenses	—	34	34	(70.7)%	116	(22.7)%	150
Lease termination	—	—	—	(100.0)%	98	(82.5)%	560
Loss on disposal of assets, net	—	—	—	(100.0)%	8	(98.3)%	476
Impairment loss	—	—	—	(100.0)%	466,500	100.0%	—
Restructuring and other charges	—	2,550	2,550	(74.5)%	9,987	100.0%	—

Operating income (loss)	1,213	462	1,675	(100.3)%	(498,159)	n/m	(23,460)
Interest expense, net	(640)	(8,502)	(9,142)	(69.9)%	(30,332)	9.3%	(27,749)
Change in fair value of interest rate swaps	—	—	—	—	—	(100.0)%	(6,503)
Reorganization items, net	—	373,039	373,039	100.0%	—	—	—

Net income (loss)	$573	$364,999	$365,572	n/m	$(528,491)	n/m	$(57,712)

n/m = not meaningful

(a)

The results for the year ended December 31, 2011, which we refer to as “Combined 2011”, were derived by the mathematical addition of the results of the Company for the Successor Period and the results of the

Predecessor for the Predecessor Period, resulting in combined results for the year ended December 31, 2011. The presentation herein of combined financial information for the Successor Period and the Predecessor Period may yield results that are not fully comparable on a year-by-year basis, particularly depreciation, amortization, interest expense and management fees, primarily due to the impact of the Restructuring Transactions. The presentation of results for Combined 2011 does not comply with Generally Accepted Accounting Principles (“GAAP”) or with the SEC rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of operating results for the year ended December 31, 2011 to operating results for the prior years. Accordingly, for the year ended December 31, 2011, the discussion of “combined” results refers to the results of Combined 2011.
(b)	EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating our property operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of our property operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with GAAP, Adjusted EBITDAM is a useful financial performance measurement for assessing our property operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net income (loss) plus interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal of assets, net, impairment loss, restructuring and other charges, change in fair value of interest rate swaps, reorganization items, net and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of our property operating performance, it is useful to exclude such items when analyzing current property results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of the property to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current property operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while recurring in nature, are based on the operating results of the property and as such, the amount of management fees will vary in each period and are not considered property operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of our property operating performance. We believe that our debt stakeholders use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal of assets, net, impairment loss, restructuring and other charges, change in fair value of interest rate swaps and reorganization items, net and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the Successor and Predecessor as compared to the prior year (in thousands, except percentages):

	Successor	Predecessor			Predecessor		Predecessor
	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Combined 2011 (a)	Percent Change	Year Ended December 31, 2010	Percent Change	Year Ended December 31, 2009
Casino revenues	$9,704	$43,197	$52,901	7.1%	$49,378	(6.3)%	$52,709
Casino expenses	3,961	19,244	23,205	(2.0)%	23,669	(12.3)%	26,992
Margin	59.2%	55.5%	56.1%		52.1%		48.8%

Food and beverage revenues	$2,481	$11,043	$13,524	7.3%	$12,609	(5.8)%	$13,388
Food and beverage expenses	1,841	8,726	10,567	19.4%	8,850	10.4%	8,018
Margin	25.8%	21.0%	21.9%		29.8%		40.1%

Room revenues	$974	$5,082	$6,056	8.6%	$5,575	(0.4)%	$5,597
Room expenses	330	1,701	2,031	4.5%	1,944	(9.2)%	2,140
Margin	66.1%	66.5%	66.5%		65.1%		61.8%

Other revenues	$655	$2,693	$3,348	3.3%	$3,241	(12.0)%	$3,684
Other expenses	115	579	694	23.9%	560	(26.3)%	760

Selling, general and administrative expenses	$4,505	$18,799	$23,304	6.0%	$21,987	(9.6)%	$24,317
Percent of net revenues	35.0%	32.7%	33.1%		33.7%		35.0%

(a)	The results for the year ended December 31, 2011, which we refer to as “Combined 2011”, were derived by the mathematical addition of the results of the Company for the Successor Period and the results of the Predecessor for the Predecessor Period, resulting in combined results for the year ended December 31, 2011. The presentation herein of combined financial information for the Successor Period and the Predecessor Period may yield results that are not fully comparable on a year-by-year basis, particularly depreciation, amortization, interest expense and management fees, primarily due to the impact of the Restructuring Transactions. The presentation of results for Combined 2011 does not comply with GAAP or with the SEC rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of operating results for the year ended December 31, 2011 to operating results for the prior year. Accordingly, for the year ended December 31, 2011, the discussion of “combined” results refers to the results of Combined 2011.

Casino. Casino revenues increased 7.1% to $52.9 million for Combined 2011 as compared to $49.4 million for the year ended December 31, 2010, primarily due to a 7.9% improvement in slot revenue due to the success of the current marketing programs. Casino expenses decreased 2.0% to $23.2 million for Combined 2011 as compared to $23.7 million for the year ended December 31, 2010, primarily as a result of a $0.6 million reduction in promotional expenses and a $0.2 million reduction in service contract expenses partially offset by $0.3 million in additional gaming taxes due to the improvement in casino revenues. The casino operating margin improved to 56.1% for Combined 2011 as compared to 52.1% for the year ended December 31, 2010 as a result of the increased casino revenues and lower casino expenses.

Casino revenues decreased 6.3% to $49.4 million for the year ended December 31, 2010 compared to $52.7 million for the year ended December 31, 2009. The $3.3 million decrease in casino revenues is due primarily to a 5.1% decrease in slot revenues. Casino expenses decreased 12.3% to $23.7 million for the year ended December 31, 2010 as compared to $27.0 million for the year ended December 31, 2009, primarily due to a net decrease of 14.5% million in promotional and complimentary expenses, as well as a decrease in other casino expenses of 11.5% which resulted from cost efficiency efforts.

Food and Beverage. For Combined 2011, food and beverage revenues increased to $13.5 million as compared to $12.6 million in the year ended December 31, 2010 as a result of a 54.1% increase in the number of food and beverage guests served during the same period. The significant increase in volume of customers is the result of targeted marketing activities coupled with price decreases at selected restaurants, as well as the conversion of the Italian restaurant from being a leased outlet to an owned outlet in mid-2010. Food and beverage expenses increased 19.4%, or $1.7 million, for Combined 2011 compared to the year ended December 31, 2010 primarily due to the increase in volume of customers.

Food and beverage revenues decreased 5.8% to $12.6 million for the year ended December 31, 2010 compared to $13.4 million for the year ended December 31, 2009, primarily as a result of a 5.4% decrease in the number of restaurant guests for the year ended December 31, 2010 compared to the prior year. Food and beverage expenses increased $0.8 million or 10.4% for the year ended December 31, 2010 compared to the prior year period primarily due to an increase in food and beverage-related commodity prices.

Room. The following table shows key information about hotel operations:

	Successor	Predecessor			Predecessor		Predecessor
	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Combined 2011 (a)	Percent Change	Year Ended December 31, 2010	Percent Change	Year Ended December 31, 2009

Occupancy	88%	90%	90%		85%		91%
Average daily rate	$76	$81	$80	2.6%	$78	8.3%	$72
Revenue per available room	$67	$73	$72	9.1%	$66	—	$66

(a)	The results for the year ended December 31, 2011, which we refer to as “Combined 2011”, were derived by the mathematical addition of the results of the Company for the Successor Period and the results of the Predecessor for the Predecessor Period, resulting in combined results for the year ended December 31, 2011. The presentation herein of combined financial information for the Successor Period and the Predecessor Period may yield results that are not fully comparable on a year-by-year basis, particularly depreciation, amortization, interest expense and management fees, primarily due to the impact of the Restructuring Transactions. The presentation of results for Combined 2011 does not comply with GAAP or with the SEC rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of operating results for the year ended December 31, 2011 to operating results for the prior year. Accordingly, for the year ended December 31, 2011, the discussion of “combined” results refers to the results of Combined 2011.

Room revenues increased by 8.6% to $6.1 million for Combined 2011 compared to $5.6 million for the year ended December 31, 2010. The $0.5 million increase in room revenues for Combined 2011 is composed of a $0.3 million increase attributable to improved occupancy and a $0.2 million increase attributable to the improvement in the average daily rate. The room occupancy increased to 90% for Combined 2011 from 85% for the year ended December 31, 2010 while the average daily rate increased to $80 for Combined 2011 as compared to $78 for the year ended December 31, 2010. The year over year increase in occupancy is primarily due to marketing and sales programs. The increase in the average daily room rate for Combined 2011 as compared to the year ended December 31, 2010 is primarily due to maximization of room rates during peak periods. Room expenses increased for Combined 2011 compared to year ended December 31, 2010, primarily due to the increased room revenues.

Room revenues were virtually unchanged at $5.6 million for the year ended December 31, 2010 and the year ended December 31, 2009. Room occupancy decreased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 while the average daily room rate increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009. As a result, the revenue per available room remained steady at $66 for the years ended December 31, 2010 and 2009. Room expenses decreased for the year ended December 31, 2010 compared to the prior year primarily due to the decrease in occupancy.

Other Revenues and Expenses. Other revenues primarily include revenues from leased outlets, the gift shop, and entertainment. Other revenues and other expenses both increased $0.1 million for Combined 2011 compared to the year ended December 31, 2010. Other revenues were $3.2 million for the year ended December 31, 2010 compared to $3.7 million for the year ended December 31, 2009. Other expenses decreased $0.2 million for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Selling, General and Administrative (“SG&A”). Selling, general and administrative expenses increased 6.0% to $23.3 million for Combined 2011 as compared to $22.0 million for the year ended December 31, 2010. The increase in SG&A expenses is primarily due to Old Station’s emergence from Chapter 11 on June 17, 2011, resulting in Aliante Gaming no longer being an affiliated entity of New Station, which increased costs related to legal, accounting, information technology, human resources and other general and administrative expenses partially offset by a reduction in property taxes. SG&A expenses as a percentage of net revenues decreased to 33.1% for Combined 2011 as compared to 33.7% for the year ended December 31, 2010 primarily due to the increase in net revenues.

Selling, general and administrative expenses decreased 9.6% to $22.0 million for the year ended December 31, 2010, compared to $24.3 million for the year ended December 31, 2009. SG&A expenses as a percentage of revenue decreased to 33.7% for the year ended December 31, 2010, compared to 35.0% for the year ended December 31, 2009. The decrease in SG&A expenses was primarily the result of various cost reductions across the SG&A departments.

Adjusted EBITDAM. Adjusted EBITDAM increased 27.5% to $10.6 million for Combined 2011, compared to $8.3 million for the year ended December 31, 2010 as a result of the factors discussed above for casino, food and beverage, room, other revenues and expenses and SG&A.

Adjusted EBITDAM increased 14.5% to $8.3 million for the year ended December 31, 2010, compared to $7.2 million for the year ended December 31, 2009 as a result of the factors discussed above for casino, food and beverage, room, other revenues and expenses and SG&A.

Depreciation and Amortization. The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and the establishment of definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor Period and the Predecessor Period is not comparable. Depreciation and amortization expense for the Successor Period was $0.5 million which reflects the valuation of our property and equipment and intangible assets under fresh-start reporting.

Depreciation and amortization expense was $3.9 million and $27.9 million for the Predecessor Period and the year ended December 31, 2010. The Predecessor recognized asset impairment charges at the end of 2010 which reduced the depreciation and amortization expense during the Predecessor Period. Depreciation and amortization expense increased slightly to $27.9 million for the year ended December 31, 2010 compared to $27.6 million for the year ended December 31, 2009 as a result of additions to depreciable assets.

Impairment Loss. During the year ended December 31, 2010, the Predecessor determined that indicators of asset impairment existed as a result of its ongoing losses and the events of default under its Previous Facility. As a result, the Predecessor reviewed substantially all of its long-lived assets for impairment at December 31, 2010 and recognized impairment charges totaling $466.5 million to reduce the carrying value of its property and equipment to fair value.

Restructuring and Other Charges. Restructuring and other charges represent expenses related to the evaluation of financial and strategic alternatives and primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the filing of the Chapter 11 Case on the Petition Date, including preparation for the bankruptcy filing. In addition, restructuring and other charges during the year ended December 31, 2010 also included $2.5 million related to the write-off of unamortized debt issuance costs.

Operating Income (Loss). As a result of the factors discussed above, operating income was $1.7 million for Combined 2011 while operating loss was $498.2 million and $23.5 million for the years ended December 31, 2010 and 2009, respectively.

Interest Expense. As a result of the Restructuring Transactions, interest expense, net, for the Successor Period is not comparable to that of the Predecessor Period. Our outstanding principal indebtedness at December 31, 2011 was approximately $50.4 million compared to the Predecessor’s outstanding principal indebtedness of approximately $364.9 million as of December 31, 2010. Interest expense, net in the Successor Period was primarily related to our Senior Secured Credit Facility which initially had $45.0 million in Senior Secured Loans outstanding on November 1, 2011. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. For the Successor Period, Aliante Gaming did not elect the cash interest payment option, resulting in the outstanding principal amount under the Senior Secured Loans of $45.7 million as of December 31, 2011. In addition, interest expense during the Successor Period was offset by approximately $0.1 million related to an increase in the debt discount incurred in fresh-start reporting as a result of the application of the effective interest method.

As a result of the bankruptcy filing on April 12, 2011, the Predecessor did not accrue for, or make, any interest payments on its Previous Facility subsequent to the Petition Date. In accordance with ASC Topic 852, interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim in the bankruptcy proceedings. Interest expense, net for the year ended December 31, 2010 increased to $30.3 million compared to $27.7 million for the year ended December 31, 2009. The increase was primarily due to an increase in the interest rate applicable to the Previous Facility during 2010 as a result of events of default.

Reorganization Items. Reorganization items were $373.0 million for the Predecessor Period and represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions. Reorganization items include the discharge of liabilities subject to compromise and the revaluation of assets and liabilities to fair value in addition to legal and advisory fees incurred in connection with the Restructuring Transactions.

Net Income (Loss). As a result of the factors discussed above, net income was $365.6 million for Combined 2011 compared to a net loss of $528.5 million and $57.7 million for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2012, excluding the costs associated with the transition away from New Station, see “Risk Factors — We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to meet our debt obligations and finance all operating expenses, working capital needs and capital expenditures”. We will endeavor to fund capital expenditures for maintenance of the Casino through future improvements in operating results. However, we cannot assure you that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. From November 1, 2011 through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. For the Successor Period, Aliante Gaming did not elect the cash interest payment option, resulting in $45.7 million in principal outstanding under the Senior Secured Credit Facility as of December 31, 2011. All amounts available under the Senior Secured Credit Facility were deemed outstanding on November 1, 2011 and there is currently no ability to draw on the Senior Secured Credit Facility.

The Senior Secured Credit Facility is guaranteed by the Company and by each domestic wholly owned subsidiary of Aliante Gaming and is secured by a first-priority (a) pledge of 100% of the Company’s equity interest in Aliante Gaming, (b) pledge of 100% of the equity interests in Aliante Gaming’s domestic subsidiaries (if any) and 65% of the equity interests of Aliante Gaming’s “first-tier” foreign subsidiaries (if any) and (c) security interest in substantially all of Aliante Gaming’s tangible and intangible assets, as well as those of each subsidiary guarantor (if any), in each case, other than any assets that may not be pledged pursuant to applicable gaming laws and subject to customary exceptions. The Senior Secured Credit Facility includes various covenants and mandatory prepayments which are customary for similar types of financings and does not contain any financial maintenance covenants.

Year Ending December 31, 2012

Our primary cash requirements for 2012 are expected to include approximately $2.0 million for maintenance capital expenditures, excluding the costs associated with the transition away from New Station, and $1.1 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members for 2012. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations will be adequate to meet our financial and operating obligations in 2012, excluding the costs associated with the transition away from New Station, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Cash Flows Summary

The following table summarizes our historical cash flows (in thousands):

	Successor	Predecessor
	Period from November 1, 2011 through December 31,	Period from January 1, 2011 through October 31,	Year Ended December 31,
	2011	2011	2010	2009
Net cash provided by (used in) operating activities	$1,976	$194	$(567)	$(17,829)
Net cash (used in) provided by investing activities	(84)	(1,537)	948	(18,157)
Net cash (used in) provided by financing activities	(144)	(741)	2,367	21,790

Net increase (decrease) in cash and cash equivalents	$1,748	$(2,084)	$2,748	$(14,196)

Combined 2011

For Combined 2011, operating activities provided $2.2 million in cash flows compared to cash used in operating activities of $0.6 million for the year ended December 31, 2010. The increase in cash flows provided by operating activities primarily related to an increase in our net revenues of $5.1 million for Combined 2011 as compared to the year ended December 31, 2010 offset by other operating uses of cash, primarily representing changes in net working capital. For Combined 2011, cash used in investing activities was $1.6 million which consisted of capital expenditures. For Combined 2011, cash used in financing activities was $0.9 million primarily representing principal payments on debt. There were no distributions to the Members during Combined 2011.

Year Ended December 31, 2010 and 2009

For the year ended December 31, 2010, the Predecessor used $0.6 million in cash flows for operating activities on $528.5 million in net losses compared to cash used in operating activities of $17.8 million on $57.7 million in net losses for the year ended December 31, 2009. The $17.3 million decrease in cash flows used in operating activities resulted primarily from a decrease of $23.3 million in cash paid for interest in 2009 offset by other operating uses of cash, primarily representing changes in net working capital. For the year ended December 31, 2010, investing activities provided $0.9 million in cash flows of which $0.4 million was used for capital expenditures. For the year ended December 31, 2009, cash flows used in investing activities were $18.2 million of which $2.7 million was used for capital expenditures and $16.1 million was for construction contracts payable. For the year ended December 31, 2010, cash provided by financing activities was $2.4 million, consisting of $3.0 million in proceeds from a letter of credit drawn down by Aliante Gaming’s insurance carrier, partially offset by principal payments of $0.6 million on debt. The proceeds from the letter of credit were placed in a restricted cash account representing collateral held by the insurance carrier. For the year ended December 31, 2009, cash provided by financing activities was $21.8 million, consisting of $25.0 million from Predecessor member contributions reduced by $3.2 million for principal payments on debt and debt issuance costs.

Inflation

We do not believe that inflation has had a significant impact on our or the Predecessor’s revenues, results of operations or cash flows in the last three fiscal years.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Contractual obligations:
Senior Secured Credit Facility (a)	$45,740	$—	$—	$—	$45,740
Estimated interest payments on Senior Secured Credit Facility (b)	18,753	2,744	5,489	5,489	5,031
Other debt (c)	4,702	940	3,010	157	595
Interest payments on other debt (d)	531	138	195	80	118

Total contractual obligations	$69,726	$3,822	$8,694	$5,726	$51,484

(a)	Amounts represent the principal amount outstanding as of December 31, 2011, payable on the maturity date which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.
(b)	The amounts shown represent cash interest payments based on a fixed interest rate of 6% per annum. If Aliante Gaming were to elect the Senior Secured Loans to bear interest at 10% per annum through November 1, 2014, interest would be added to the principal of the Senior Secured Loans resulting in total interest of approximately $29.3 million with payments due of $0, $0.6 million, $7.3 million and $21.4 million in less than one year, in years one through three, in years three through five and after five years, respectively.
(c)	Other debt includes principal payments on equipment financing and special improvement district assessment.
(d)	Includes interest payments on equipment financing and special improvement district assessment.

In addition to the contractual obligations shown above, on November 1, 2011, we entered into the Management Agreement with New Station pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of the gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive EBITDA up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station will continue to operate and manage the Casino for a transition period of up to 18 months for the same fee.

Critical Accounting Policies

The preparation of our financial statements requires management to adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our business and industry is highly regulated. The majority of our revenue is cash-based and therefore is not subject to any significant or complex estimation procedures. A description of our accounting policies can be found in our financial statements which are included elsewhere in this Annual Report on Form 10-K.

We have determined that the following accounting policies and related estimates are critical to the preparation of our financial statements:

Fresh-Start Reporting

On November 1, 2011, we adopted fresh-start reporting in accordance with ASC Topic 852. The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, generally all assets and liabilities are recorded at their fair values and the Predecessor’s accumulated deficit is eliminated. In addition, upon adoption of fresh-start reporting, the Company was required to determine its reorganization value, which represents the fair value of the entity before considering its interest-bearing debt.

Property and Equipment

Property and equipment are initially recorded at cost, other than fresh-start reporting adjustments which are recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less, beginning the month after the respective assets are placed in service. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent on the assumptions made about the assets estimated useful lives. We determine the estimated useful lives based on experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

Intangible Assets

We account for intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Our finite-lived intangible assets include trademark, customer relationship and reservation backlog intangibles. Finite-lived intangible assets are amortized over their estimated useful lives which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Management reviews our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Impairment of Long-Lived Assets

We evaluate our long-lived assets including property and equipment, finite-lived intangible assets and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10, Property, Plant and Equipment. Assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying value. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the Casino. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Casino.

Slot Club Program

The Casino participates in Station’s Boarding Pass player rewards program (the “Program”) which allows participants to redeem points earned from their gaming activity at the Casino or any of Station’s Las Vegas-area properties for cash, complimentary slot play, food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from gift shops. Under the Program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Program. At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses on our statements of operations.

We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value, times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash, as well as estimated breakage.

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate. As a result, no provision for income taxes has been made in our financial statements.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the financial statements.

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (“ASU 2011-08”). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. We will adopt the guidance in ASU 2011-08 for our fiscal year beginning January 1, 2012, and the adoption is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance requires changes in presentation only and its adoption is expected to have no impact on our financial position or results of operations.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance was effective for reporting periods beginning after December 15, 2010. Since the Predecessor’s existing accounting policy for accrual of jackpot liabilities is consistent with the new guidance, the adoption of this guidance had no impact on the Predecessor’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are not subject to market risk only with respect to interest rates on outstanding debt as all of our outstanding debt as of December 31, 2011 bears interest at fixed interest rates. As of December 31, 2011, we had principal amounts outstanding of $45.7 million in Senior Secured Loans at a fixed interest rate of 10% per annum (or if Aliante Gaming elects to pay interest in cash, 6% per annum), approximately $3.7 million in interest bearing debt at a fixed interest rate of 2.5% per annum and approximately $1.0 million in interest bearing debt at a fixed interest rate of 5.8% per annum. However, if additional debt is incurred to refinance the Senior Secured Loans, or otherwise, future earnings and cash flow may be affected by changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). You should note that the design of any system of control is base in part upon certain assumption about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future condition, regardless of how remote. Based upon this evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and President to allow timely decisions regarding required disclosure. The evaluation conducted did not include an evaluation of the Predecessor.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Pursuant to the terms of the Amended and Restated Operating Agreement of the Company (the “Operating Agreement”), our Board of Managers is initially comprised of four members designated as follows: (i) the three Lenders who are a holders of greater than 10% of our Common Units are each entitled to designate up to one individual to serve on the Board of Managers; and (ii) the Lenders who are holders of less than 10% of our Common Units are entitled to vote on the election of one individual to serve on the Board of Managers. On November 1, 2011, the following persons were appointed to our Board of Managers: Soohyung Kim, James Coulter, Ellis Landau and Eugene I. Davis. On November 1, 2011, James Coulter resigned from our Board of Managers and pursuant to the Operating Agreement, Matthew Dillard was appointed to replace James Coulter on our Board of Managers.

In accordance with the terms of the Operating Agreement, the Board of Managers may appoint executive officers at any time. On November 1, 2011, the Board of Managers appointed Soohyung Kim as Chief Executive Officer and Secretary and Nicholas J. Singer as Chief Financial Officer and Assistant Secretary. On February 6, 2012, Nicholas J. Singer resigned as Chief Financial Officer and Assistant Secretary and the Board of Managers appointed Ellis Landau as President and Treasurer.

The following table sets forth the members of the Board of Managers and executive officers of the Company as of February 29, 2012 and provides their respective ages and positions with the Company.

Name	Age	Position
Soohyung Kim	37	Manager, Chief Executive Officer and Secretary
Ellis Landau	68	Manager, President and Treasurer
Eugene I. Davis	57	Manager
Matthew Dillard	28	Manager

Set forth below is a description of the backgrounds, including business experience, for each member of the Board of Managers and executive officers of the Company as of February 29, 2012.

Soohyung Kim. On November 1, 2011, Mr. Kim was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. In addition, on November 1, 2011, the Board of Managers appointed Mr. Kim as Chief Executive Officer and Secretary. Mr. Kim is the Chief Investment Officer of Standard General. Mr. Kim was formerly Director of Research and Founding Partner of Cyrus Capital Partners. Prior to that, he was a Principal at Och-Ziff Capital Management where he helped launch its fixed income business. Before joining Och-Ziff in 1999, he was an analyst on the proprietary trading desk at Bankers Trust Company. Mr. Kim is a member of the Board of Directors of New Young Broadcasting and a member of the Board of Directors of Greenwich House. He graduated with an A.B. from the Wilson School of Public and International Affairs at Princeton University. Mr. Kim’s qualifications to serve on our Board of Managers include his operating and leadership experience as Co-Chief Investment Officer in an investment firm. Through his involvement with Standard General he has provided leadership to companies that have been in distressed and turn-around situations and are undergoing dramatic changes. He brings to our Board of Managers extensive experience in finance, business development, mergers and acquisitions and business restructuring and integration.

Ellis Landau. On November 1, 2011, Mr. Landau was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. On February 6, 2012, Mr. Landau was appointed President and Treasurer. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation, a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc., a leading gaming company. He served as Chairman of the Audit Committee and as a member of its Nominating and Governance Committee, and on its Compliance Committee. In addition, Mr. Landau is active in three non-profit organizations. He is the Chair of the Las Vegas Regional Board of the Anti-

Defamation League and a member of the National Executive Commission, the Budget Committee, and a Trustee of the ADL Foundation; he is a Member of the Board and serves as Treasurer of the Las Vegas Philharmonic; and he is Past President and a Member of the Board of Temple Beth Sholom in Las Vegas, Nevada. He received his Bachelor of Arts in economics from Brandeis University in 1965 and his M.B.A. in finance from Columbia University Business School in 1967. He served in the United States Army Reserve from 1967 to 1973. Mr. Landau has served as a member of the board of directors of a national gaming company and an executive officer of another gaming company and will bring his experience in the industry to our Board of Managers. Mr. Landau as achieved success in the personal field and has demonstrated integrity and high personal and professional ethics, sound business judgment, and willingness to devote the time to his duties on our Board of Managers, in order to contribute to the Company’s overall corporate goals. In addition, Mr. Landau will bring his extensive financial experience to the Company as President and Treasurer.

Eugene I. Davis. On November 1, 2011, Mr. Davis was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Mr. Davis has served as the Chairman of the Board of U.S. Concrete, Inc. since 2010. Mr. Davis has served as Chairman and Chief Executive Officer of Pirinate Consulting Group, L.L.C., a privately-held consulting firm specializing in crisis and turn-around management and strategic advisory services for public and private business entities, since 1999. Prior to joining Pirinate Consulting, Mr. Davis was Chief Operating Officer of Total-Tel USA Communications, Inc., President of Emerson Radio Corp. and Chief Executive Officer of Sport Supply Group, Inc. Mr. Davis has served as director for numerous public and private companies across various industries. Mr. Davis currently serves on the boards of Atlas Air Worldwide Holdings, Inc., U.S. Concrete, Inc., Dex One Corporation, GSI Group, Inc., Global Power Equipment Group Inc. and Spectrum Brands, Inc. Mr. Davis holds a Bachelor of Arts from Columbia College, a Masters of International Affairs in International Law and Organization from the School of International Affairs of Columbia University and a Juris Doctorate from the Columbia University School of Law. Mr. Davis has substantial public board experience and expertise in the corporate governance arena acquired through his service on a number of public company boards. As a result of these and other professional experiences, coupled with his strong leadership qualities, Mr. Davis possesses particular knowledge and experience in the areas of strategic planning, mergers and acquisitions, finance, accounting, capital structure and board practices of other corporations.

Matthew Dillard. On November 1, 2011, Mr. Dillard was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Mr. Dillard is a Vice President in TPG Opportunities Partners. Prior to joining TPG, Mr. Dillard worked as a distressed credit and equity analyst at Silver Point Capital. Mr. Dillard began his career in the Technology, Media and Telecom Group of Lazard. He received a B.S. in Economics, summa cum laude, from the Wharton School of the University of Pennsylvania. Mr. Dillard will bring experience as an analyst of companies in distressed situations as well as finance experience to our Board of Managers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, members of the Board of Managers and Members who own more than 10% of the Company’s Common Units to file reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, members of the Board of Managers and 10% stockholders are required by the SEC to furnish the Company with all Forms 3, 4 and 5 they file. Each of our executive officers, members of the Board of Managers and 10% stockholders was late in filing Form 3 after the Effective Date. In addition, Eugene I. Davis and Ellis Landau were late in filing a Form 4 in respect of the incentive units granted to them on December 6, 2011. All Form 3s and Form 4s required to be filed, have been filed as of the date hereof.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our members of the Board of Managers, executive officers (including our principal executive officer and principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available to any person without charge, upon request directed to the Company’s Secretary at 2711 Centerville Road, Suite 400, Wilmington, Delaware 19808.

Nominating Committee

Given our status as a privately-held company, we do not currently hold shareholder meetings nor do we have a policy or procedures with respect to stockholder recommendations for nominees to the Board of Managers. In addition, we do not currently have a policy with respect to considering and identifying Board of Manager nominees. There have been no material changes to the Company’s Operating Agreement which outlines the procedures by which the Members nominate individuals for the Board of Managers. All of the holders of our Common Units are parties to the Company’s Operating Agreement.

Audit Committee

Our Board of Managers does not have a separately designated standing audit committee (“Audit Committee”). Our entire Board of Managers is serving as our Audit Committee which is currently comprised of Soohyung Kim, Ellis Landau, Eugene I. Davis and Matthew Dillard. In light of the absence of a public trading market for our Common Units, our Board of Managers has not designated any member of the Audit Committee as an “audit committee financial expert”; however, each member would be considered an “audit committee financial expert” under applicable SEC rules and regulations and Mr. Davis and Mr. Dillard would be considered independent as independence is defined in Section 303A.02 of the listing standards of the New York Stock Exchange (the “NYSE”). Although we are not subject to the rules promulgated by the NYSE, we have used the independence requirements of the listing standards of the NYSE as a benchmark to determine whether our members of the Board of Managers would be independent. Each of Mr. Kim and Mr. Landau would not be considered independent under the NYSE listing standards due to his position as an executive officer of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Managers has the authority to appoint executive officers and fix their compensation in accordance with the terms of the Operating Agreement. We have not entered into any employment agreements with our executive officers and our executive officers receive no compensation in their capacity as an executive officer. As such, we currently have no compensation program or policies. Our executive officers for 2011, whom we refer to as our “Named Executive Officers” are:

•	Soohyung Kim, Chief Executive Officer and Secretary; and

•	Nicholas J. Singer, former Chief Financial Officer and Assistant Secretary.

On February 6, 2012, Nicholas J. Singer resigned as Chief Financial Officer and Assistant Secretary and the Board of Managers appointed Ellis Landau as President and Treasurer.

Summary Compensation Table

Our Named Executive Officers received no compensation in 2011 in their capacity as an executive officer.

Grants of Plan-Based Awards Table

We had no non-equity incentive plan as of December 31, 2011 and did not grant any stock or option awards to our Named Executive Officers in 2011.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards for our Named Executive Officers at December 31, 2011.

Option Exercises and Stock Vested Table

We had no option exercises or stock vest for our Named Executive Officers during the year ended December 31, 2011.

Pension Benefits

We had no defined benefit plan or supplemental executive retirement plan at December 31, 2011.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We had no nonqualified defined contribution or other nonqualified deferred compensation plans offered to our Named Executive Officers at December 31, 2011.

Potential Payments Upon Termination or Change-In-Control

We have no agreements or arrangements, written or unwritten, that provide for any payment to our executive officers at or in connection with any termination of their employment, or a change-in-control with respect to the Company as of December 31, 2011.

Compensation of Directors

The following table discloses the compensation for each member of our Board of Managers for the year ended December 31, 2011.

Name (a)	Fees Earned or Paid in Cash	Stock Awards (b)	Total
Soohyung Kim (c)	$—	$—	$—

Ellis Landau	16,667	9,330	25,997

Eugene I. Davis	12,500	4,665	17,165

Matthew Dillard (d)	—	—	—

James Coulter (e)	—	—	—

(a)	Each member of our Board of Managers was appointed on November 1, 2011.
(b)	As of December 6, 2011, the Board of Managers approved the 2011 Equity Plan (the “Equity Plan”), as authorized by the Operating Agreement, which provides for a maximum of 43,200 non-voting Incentive Units (the “Incentive Units”). The Equity Plan is designed to give select officers, employees, consultants and service providers of the Company, including members of the Board of Managers the right to acquire an ownership interest in the Company and an incentive to help grow the business. As of December 6, 2011, 500 Incentive Units were issued to Ellis Landau and 250 Incentive Units were issued to Eugene I. Davis as compensation, each in his capacity as a member of our Board of Managers. The Incentive Units granted will vest in full on December 6, 2012. The dollar amount in this column represents the grant date fair value of the Incentive Units.
(c)	Soohyung Kim is the Chief Investment Officer of Standard General LP. Mr. Kim’s customary duties include, among other things, serving in management positions with respect to portfolio companies and carrying out customary responsibilities in connection with those roles. Mr. Kim receives compensation from Standard General LP and is not separately compensated in connection with services to ALST Casino Holdco, LLC.
(d)	Matthew Dillard is an employee of TPG. Mr. Dillard’s customary duties include, among other things, serving in management positions with respect to portfolio companies and carrying out customary responsibilities in connection with those roles. Mr. Dillard receives compensation as an employee of TPG and is not separately compensated in connection with services to ALST Casino Holdco, LLC.
(e)	On November 1, 2011, James Coulter resigned from our Board of Managers.

Narrative to Director Compensation Table

In accordance with terms of the Operating Agreement, except with respect to any member of the Board of Managers who is employed by the Company, no member of the Board of Managers is entitled to receive remuneration for services rendered or goods provided to the Company for their services other than customary manager fees established by the Board of Managers. However, the Company shall reimburse the Board of Managers for all reasonable travel and accommodation expenses incurred in connection with meeting of the Board of Managers.

Narrative Disclosure of the Registrant’s Compensation Policies and Practices as They Relate to the Registrants Risk Management

As disclosed in “Compensation Discussion and Analysis” above, our executive officers currently receive no compensation and are the only employees of ALST Casino Holdco, LLC. The employees of our wholly-owned subsidiary, Aliante Gaming are compensated through the compensation programs or policies of New Station. We have discussed the compensation program and policies of New Station with management and have determined that any risks associated with our manager’s compensation programs or policies applicable to our employees are not reasonably likely to have a material adverse effect on our Company.

Compensation Committee Interlocks and Insider Participation

We currently do not have a standing compensation committee. The Board of Managers is responsible for considering and determining the compensation related to our executive officers and Board of Managers. The current members of our Board of Managers are Soohyung Kim, Ellis Landau, Eugene I. Davis and Matthew Dillard. In addition, Mr. Kim and Mr. Landau are current executive officers of the Company. During 2011, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of another entity, one of whose executive officers served as a member of our Board of Managers.

Compensation Committee Report

We, as the Board of Managers, have reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion with management, the Board of Managers have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

Respectfully Submitted,

Soohyung Kim

Ellis Landau

Eugene I. Davis

Matthew Dillard

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows each person who beneficially owned more than 5% of our Common Units as of February 29, 2012.

Name and Address	Number of Common Units	Percentage of Outstanding Common Units
North LV Holdco, LLC (1)	123,828	28.663%
Apollo ALST Holdco, LLC (2)	85,086	19.696%
TPG ALST Holdco, L.L.C. (3)	85,086	19.696%
Halcyon Master Fund L.P. (4)	38,727	8.964%
NYBEQ LLC (5)	35,134	8.133%
Credit Agricole Leasing (USA) Corporation (6)	25,095	5.809%
Merrill Lynch, Pierce, Fenner & Smith Inc. (7)	22,800	5.278%
Soohyung Kim (8)	—	—
Ellis Landau (8)	—	—
Eugene I. Davis (8)	—	—
Matthew Dillard (9)	—	—
All executive officers and directors as a group (4 persons)	—	—

(1)	The address of North LV Holdco LLC is 650 Madison Avenue, 23rd Floor, New York, NY 10022. North LV Holdco LLC is an affiliate of Standard General LP.
(2)	The address of Apollo ALST Holdco, LLC is c/o Apollo Management, L.P., 9 West 57th Street, 43rd Floor, New York, 10019. Apollo ALST Holdco, LLC is an affiliate of Apollo Management, L.P.
(3)	TPG ALST VoteCo L.L.C. (“VoteCo”) is the managing member of TPG ALST HoldCo, L.L.C. (“HoldCo”), which directly holds the Common Units reported herein (the “TPG Common Units”). David Bonderman and James G. Coulter are managing members of VoteCo and may therefore be deemed to beneficially own the TPG Common Units. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Common Units beneficially owned by VoteCo except to the extent of their pecuniary interest therein. The address of TPG ALST Holdco L.L.C. and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.
4)	The address of Halcyon Master Fund L.P. is Walkers SPV, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002 Cayman Islands.
(5)	The address of NYBEQ LLC is c/o Natixis, 9 West 57th Street, 15th Floor, New York, NY 10019. NYBEQ LLC is an affiliate of Natixis.
(6)	The address of Credit Agricole Leasing (USA) Corporation is 1301 Avenue of the Americas, New York, NY 10019-6022.
(7)	The address of Merrill Lynch, Pierce, Fenner & Smith Inc. is 214 N. Tryon St., NC1-027-15-01, Charlotte, NC 28255, Attn: Information Manager.
(8)	The address of such person is c/o ALST Casino Holdco, LLC, 2711 Centerville Road, Suite 400, Wilmington DE, 19808.
(9)	Matthew Dillard is a Vice President in TPG Opportunities Partners. Mr. Dillard has no voting or investment power over and disclaims beneficial ownership of the TPG Common Units. The address of Mr. Dillard is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 6, 2011, the Board of Managers approved the 2011 Equity Plan as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units. As of December 6, 2011, 750 Incentive Units were issued to certain members of our Board of Managers as further described under “Item 11. Executive Compensation - Compensation of Directors”. As of December 31, 2011, there were 42,450 Incentive Units available for issuance under the Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility with, Wilmington Trust FSB, as administrative agent, and the lenders named therein, which are holders of our Common Units. As discussed in “Item 1. Business - Background” the Senior Secured Credit Facility consists of $45.0 million of Senior Secured Loans. In addition, the Lenders own 100% of our Common Units. In addition, pursuant to the Operating Agreement the Lenders have the right to designate up to four individuals to serve on the Company’s Board of Managers. The members of our Board of Managers that are designated by the Lenders could be deemed to have a material direct or indirect interest in the Senior Secured Credit Agreement by virtue of their relationship with the Lenders. For a further discussion of the Senior Secured Credit Facility see “Item 1A. Risk Factors - We have significant indebtedness”, “Item 1A. Risk Factors - Our indebtedness will impose restrictive covenants on us that will limit our flexibility in operating our business and may adversely affect our ability to compete or engage in favorable business or financing activities.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”.

Review, Approval or Ratification of Transactions with Related Parties

Our Code of Ethics requires that the Company obtain the approval of the Board of Managers before entering into any contract or other arrangement on behalf of the Company that constitutes a “related-party” transaction (as defined in Item 404 of Regulation S-K promulgated by the SEC). Such transactions are brought to the attention of the Board of Managers by management or the affected related person. In its review and determination, the Board of Managers considers all relevant facts and circumstances, such as the business interest of the Company in such transaction, the benefits to the Company of the transaction, whether the terms of the transaction are no less favorable than those available with unrelated third parties and the nature of the related party’s interest in such transaction. In addition, the Company’s Operating Agreement requires approval of the Members that hold at least two-thirds of the outstanding Common Units at the time, for transactions between the Company, or a subsidiary of the Company, on one hand and any Member or any Affiliate (as defined in the Operating Agreement) of such Member, on the other hand, subject to certain limited exceptions.

Manager Independence

Our Board of Managers is composed of Soohyung Kim, Ellis Landau, Eugene I. Davis and Matthew Dillard. Though not formally considered by our Board of Managers because our Common Units are not traded on any national securities exchange, based upon the listing standards of the NYSE, we believe that Mr. Davis and Mr. Dillard would be considered independent as independence is defined in Section 303A.02 of the listing standards of the NYSE. Although we are not subject to the rules promulgated by the NYSE, we have used the independence requirements of the listing standards of the NYSE as a benchmark to determine whether our members of the Board of Managers would be independent. Mr. Kim and Mr. Landau would not be considered independent under the NYSE listing standards due to their positions as an executive officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees the Company paid or accrued to Ernst & Young LLP (“E&Y”), our independent auditor, during 2011 and 2010:

	Aggregate Fees
	2011	2010
Category
Audit fees	$87,500	$—
Audit-related fees	140,937	—
Tax fees	—	—
All other fees	—	—

Audit fees include the aggregate fees paid or accrued for professional services rendered for our annual audit and the quarterly reviews of our financial statements. Audit-related fees include the aggregate fees paid or accrued for audit services provided in connection with other regulatory or statutory filings including services related to SEC registration filings. Except as described above, E&Y did not provide the Company with any audit-related, tax or other products or services in 2011 or 2010.

The Board of Managers has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditors. The policy provides for pre-approval by the Board of Managers of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Board of Managers must approve the permitted service before the independent auditor is engaged to perform it. All of the fees described in the table above were pre-approved by the Board of Managers.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).	Financial Statements.

Financial statements and notes thereto that are included in Part II of this report are listed below:

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor)	F-2

Statements of Operations for the period November 1, 2011 through December  31, 2011(Successor), the period January 1, 2011 through October 31, 2011 (Predecessor), and the years ended December 31, 2010 and 2009 (Predecessor)

F-3

Statements of Changes in Members’ Capital (Deficit) for the period November  1, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through October 31, 2011 (Predecessor), and the years ended December 31, 2010 and 2009 (Predecessor)

F-4

Statements of Cash Flows for the period November 1, 2011 through December  31, 2011 (Successor), the period January 1, 2011 through October 31, 2011 (Predecessor), and the years ended December 31, 2010 and 2009 (Predecessor)

F-5

Notes to Financial Statements	F-6

(a)(2).	Financial Statement Schedules.

We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3).	Exhibits.

Exhibit Number	Description

2.1	First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC dated May 20, 2011 with Respect to Subsidiary Debtors and Aliante Debtors. (Incorporated herein by reference to the Company’s Form 10 dated October 24, 2011)

3.1	Articles of Organization of the Company. (Incorporated herein by reference to the Company’s Form 10 dated October 24, 2011)

3.2	Amended and Restated Operating Agreement of ALST Casino Holdco, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.1	License Agreement between North Valley Enterprises, LLC and Aliante Gaming, LLC dated January 6, 2006. (Incorporated herein by reference to the Company’s Amendment No. 1 to Form 10 dated October 28, 2011)

10.2	Credit Agreement, dated as of November 1, 2011, by and among Aliante Gaming, LLC, ALST Casino Holdco, LLC, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.3	Management Agreement, dated as of November 1, 2011, by and between Aliante Gaming, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.4	License Agreement, dated as of November 1, 2011, by and between ALST Casino Holdco, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.5	ALST Casino Holdco, LLC 2011 Equity Plan.

21.1	Subsidiaries of the Registrant.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALST CASINO HOLDCO, LLC, Registrant

Dated: March 30, 2012	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SOOHYUNG KIM Soohyung Kim	Manager, Chief Executive Officer and Secretary (Principal Executive Officer)	March 30, 2012

/S/ ELLIS LANDAU Ellis Landau	Manager, President and Treasurer (Principal Financial Officer)	March 30, 2012

/S/ EUGENE I. DAVIS Eugene I. Davis	Manager	March 30, 2012

/S/ MATTHEW DILLARD Matthew Dillard	Manager	March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of ALST Casino Holdco, LLC:

We have audited the accompanying balance sheets of ALST Casino Holdco, LLC (the Company) as of December 31, 2011 (Successor) and December 31, 2010 (Predecessor), and the related statements of operations, changes in stockholders’/member’s equity (deficit), and cash flows for the two-month period ended December 31, 2011 (Successor), the ten-month period ended October 31, 2011 (Predecessor), and the two years ended December 31, 2010 and 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALST Casino Holdco, LLC at December 31, 2011 (Successor) and December 31, 2010 (Predecessor), and the results of its operations and its cash flows for the two-month period ended December 31, 2011 (Successor), the ten-month period ended October 31, 2011 (Predecessor), and the two years ended December 31, 2010 and 2009 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the United States Bankruptcy Court for the District of Nevada entered an order confirming the plan of reorganization, which became effective on November 1, 2011. Accordingly, the accompanying financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 3.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 30, 2012

ALST CASINO HOLDCO, LLC

BALANCE SHEETS

(in thousands)

	Successor	Predecessor
	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$9,583	$9,919
Restricted cash	1,163	509
Receivables, net	1,300	1,099
Inventories	612	648
Prepaid gaming taxes	1,484	1,448
Prepaid expenses and other current assets	1,436	1,185

Total current assets	15,578	14,808
Property and equipment, net	64,659	90,140
Intangible assets, net	2,596	—
Other assets, net	6,205	6,920

Total assets	$89,038	$111,868

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)

Current liabilities:
Current portion of long-term debt	$940	$360,440
Accounts payable	1,941	2,443
Accrued payroll and related	1,202	1,307
Accrued gaming and related	2,096	1,777
Accrued expenses and other current liabilities	2,758	590
Accrued interest payable	13	48,929
Interest rate swaps termination liability	—	15,665
Due to affiliates, net	—	1,063
Due to Station, net	—	2,946

Total current liabilities	8,950	435,160
Long-term debt, less current portion	42,261	4,453

Total liabilities	51,211	439,613
Commitments and contingencies (Note 14)
Members’ capital (deficit):
Members’ capital	37,254	285,853
Retained earnings (accumulated deficit)	573	(613,598)

Total members’ capital (deficit)	37,827	(327,745)

Total liabilities and members’ capital (deficit)	$89,038	$111,868

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF OPERATIONS

(in thousands)

	Successor	Predecessor
	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Revenues:
Casino	$9,704	$43,197	$49,378	$52,709
Food and beverage	2,481	11,043	12,609	13,388
Room	974	5,082	5,575	5,597
Other	655	2,693	3,241	3,684

Gross revenues	13,814	62,015	70,803	75,378
Promotional allowances	(950)	(4,523)	(5,517)	(5,924)

Net revenues	12,864	57,492	65,286	69,454

Operating costs and expenses:
Casino	3,961	19,244	23,669	26,992
Food and beverage	1,841	8,726	8,850	8,018
Room	330	1,701	1,944	2,140
Other	115	579	560	760
Selling, general and administrative	4,505	18,799	21,987	24,317
Depreciation and amortization	522	3,901	27,873	27,608
Management fees	377	1,496	1,853	1,893
Preopening expenses	—	34	116	150
Restructuring and other charges	—	2,550	9,987	—
Lease termination	—	—	98	560
Loss on disposal of assets, net	—	—	8	476
Impairment loss	—	—	466,500	—

Total operating costs and expenses	11,651	57,030	563,445	92,914

Operating income (loss)	1,213	462	(498,159)	(23,460)

Other expense:
Interest expense, net	(640)	(8,502)	(30,332)	(27,749)
Change in fair value of interest rate swaps	—	—	—	(6,503)

Total other expense	(640)	(8,502)	(30,332)	(34,252)

Income (loss) before reorganization items	573	(8,040)	(528,491)	(57,712)
Reorganization items, net	—	373,039	—	—

Net income (loss)	$573	$364,999	$(528,491)	$(57,712)

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL (DEFICIT)

(in thousands)

	Members’ Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Members’ Capital (Deficit)

Balance, December 31, 2008 (Predecessor)	$260,903	$(27,395)	$(965)	$232,543
Interest rate swap fair value adjustment	—	—	965	965
Cash contribution from member	24,950	—	—	24,950
Net loss	—	(57,712)	—	(57,712)

Balance, December 31, 2009 (Predecessor)	285,853	(85,107)	—	200,746
Net loss	—	(528,491)	—	(528,491)

Balance, December 31, 2010 (Predecessor)	285,853	(613,598)	—	(327,745)
Net income	—	364,999	—	364,999
Cancellation of Predecessor member’s capital	(285,853)	—	—	(285,853)
Elimination of Predecessor accumulated deficit	—	248,599	—	248,599

Balance, November 1, 2011 (Predecessor)	—	—	—	—
Issuance of Common Units	37,254	—	—	37,254

Balance, November 1, 2011 (Successor)	37,254	—	—	37,254
Net income	—	573	—	573

Balance, December 31, 2011 (Successor)	$37,254	$573	$—	$37,827

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Cash flows from operating activities:
Net income (loss)	$573	$364,999	$(528,491)	$(57,712)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	522	3,901	27,873	27,608
Impairment loss	—	—	466,500	—
Loss on lease termination	—	—	98	560
Loss on disposal of assets, net	—	—	8	476
Change in fair value of interest rate swaps	—	—	—	6,503
Amortization of debt discount and debt issuance costs	(129)	—	1,288	1,686
Accrued interest - paid in kind	740	—	—	—
Reorganization items, net	—	(373,039)	—	—
Changes in operating assets and liabilities:
Restricted cash	204	(858)	(24)	(485)
Receivables, net	(327)	126	22	(289)
Inventories, prepaid expenses and other current assets	(242)	54	113	(1,041)
Accounts payable	43	(1,487)	970	(12,083)
Accrued payroll and other current liabilities	488	686	712	(2,168)
Accrued interest	13	8,249	28,650	19,223
Due to affiliates, net	—	(25)	(94)	(204)
Due to Station, net	—	1,770	183	452
Other, net	91	624	1,625	(355)

Total adjustments	1,403	(359,999)	527,924	39,883
Net cash provided by (used in) operating activities before reorganization items	1,976	5,000	(567)	(17,829)
Cash paid for reorganization items	—	(4,806)	—	—

Net cash provided by (used in) operating activities	1,976	194	(567)	(17,829)

Cash flows from investing activities:
Capital expenditures	(84)	(1,537)	(408)	(2,679)
Proceeds from sale of property and equipment	—	—	4	619
Construction contracts payable	—	—	—	(16,097)
Other, net	—	—	1,352	—

Net cash (used in) provided by investing activities	(84)	(1,537)	948	(18,157)

Cash flows from financing activities:
Debt payments	(144)	(666)	(633)	(905)
Debt issuance costs	—	(75)	—	(2,255)
Borrowings under credit agreement	—	—	3,000	—
Contributions from member	—	—	—	24,950

Net cash (used in) provided by financing activities	(144)	(741)	2,367	21,790

Net increase (decrease) in cash and cash equivalents	1,748	(2,084)	2,748	(14,196)
Cash and cash equivalents, beginning of period	7,835	9,919	7,171	21,367

Cash and cash equivalents, end of period	$9,583	7,835	9,919	7,171

Supplemental cash flow disclosure:
Cash paid for interest	$16	$253	$445	$23,736

Supplemental disclosure of non-cash items:
Common Units issued in exchange for discharge of liabilities subject to compromise	$37,254	$—	$—	$—
Capital expenditures financed by debt	—	—	—	1,288

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to their joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

Background

Prior to the Effective Date, Aliante Gaming was a wholly owned subsidiary of Aliante Holding, LLC (“Aliante Holding”), which was a 50/50 joint venture partnership between Aliante Station, LLC (“Aliante Station”), a wholly owned subsidiary of Station Casinos, Inc. (“Old Station”) and G.C. Aliante, LLC, an affiliate of the Greenspun Corporation.

On April 12, 2011 (the “Petition Date”), Aliante Gaming, together with Aliante Holding and Aliante Station, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Case”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) to preserve their assets and the value of their estates. Aliante Gaming experienced lower than expected operating results as a result of macroeconomic conditions, including a downturn in the Las Vegas area, particularly in the housing market, and low consumer confidence and spending levels. As a result, Aliante Gaming failed to (i) remain in compliance with certain financial maintenance covenants set forth in its $430.0 million credit facility (the “Previous Facility”) and (ii) make scheduled principal or interest payments under the Previous Facility since April 2009.

The Chapter 11 Case was jointly administered with certain subsidiaries of Old Station and Green Valley Ranch Gaming, LLC under the lead case In re Station Casinos, Inc., et. al. originally filed on July 28, 2009 (Jointly Administered Case No. 09-52477) (the “Station Cases”). Old Station emerged from Chapter 11 on June 17, 2011 as Station Casinos LLC (“New Station,” and collectively with Old Station, “Station”).

On May 20, 2011, Aliante Gaming, along with Aliante Holding, Aliante Station and certain other affiliates of Old Station, filed with the Bankruptcy Court, an amended joint plan of reorganization (the “Plan”) resulting from negotiations with its lenders (the “Lenders” or “Members”) under the Previous Facility and its International Swaps and Derivatives Association master agreement (the “Swap Agreement”). Under the Plan, Aliante Gaming and the Lenders agreed to enter into a series of restructuring transactions pursuant to which the Lenders received new equity and issued new debt of Aliante Gaming, as reorganized, as of the Effective Date.

Upon the Effective Date, (i) 100% of the equity interests in Aliante Gaming previously held by Aliante Holding was cancelled and ceased to be outstanding, (ii) each Lender received, on account, and in full satisfaction, of its claims against Aliante Gaming arising under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which was contributed to the Company in exchange for 432,004 units of our issued and outstanding membership interests (“Common Units”) and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. As a result of the Restructuring Transactions, we refer to these Lenders as “Members”.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

References to “Successor” refer to the Company on or after November 1, 2011, after giving effect to the Restructuring Transactions and the application of fresh-start reporting. References to “Predecessor” refer to Aliante Gaming prior to November 1, 2011.

On November 1, 2011, the Company adopted fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) Topic 852 Reorganizations (“ASC Topic 852”), which resulted in a new reporting entity for accounting purposes. Fresh-start reporting generally requires resetting the historical net book value of assets and liabilities to their estimated fair values by allocating the entity’s enterprise value to its asset and liabilities as of the Effective Date. Certain fair values differed materially from the historical carrying values recorded on the Predecessor’s balance sheet. As a result of the adoption of fresh-start reporting, the Company’s post-emergence financial statements are prepared on a different basis of accounting than the financial statements of the Predecessor prior to emergence from bankruptcy, including the historical financial statements included herein, and therefore are not comparable in many respects with the Predecessor’s historical financial statements. See Note 3 for additional information about the impact of the adoption of fresh-start reporting on November 1, 2011.

Due to the adoption of fresh-start reporting, the financial statements for the Company are required to be presented separately from those of the Predecessor. As a result, the accompanying statements of operations, members’ capital (deficit) and cash flows for the year ended December 31, 2011 are presented for two periods: November 1, 2011 through December 31, 2011 (the “Successor Period”) and January 1, 2011 through October 31, 2011 (the “Predecessor Period”).

Prior to the Effective Date the accompanying financial statements for the Predecessor were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the Petition Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that were directly associated with the reorganization and restructuring of the Predecessor, including fresh-start adjustments, debt discharge and other effects of the Plan, were reported separately as reorganization items in the statements of operations of the Predecessor. See Note 4 for additional information about reorganization items. ASC Topic 852 also requires that the balance sheet distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities, and requires that cash used for reorganization items be disclosed separately in the statement of cash flows. Accordingly, the Predecessor adopted ASC Topic 852 on April 12, 2011, and segregated those items as outlined above for the periods subsequent to such date.

Principles of Consolidation

The accompanying financial statements for the Successor include the Company and its wholly owned subsidiary, Aliante Gaming. All material intercompany transactions are eliminated in consolidation. The accompanying financial statements for the Predecessor represent Aliante Gaming.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates include the fair value determination of assets and liabilities in conjunction with fresh-start reporting, the reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as the estimated fair values of certain assets related to write-downs and impairments, contingencies and litigation, and claims and assessments. Actual results may differ from those estimates.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Fresh-Start Reporting

On November 1, 2011, we adopted fresh-start reporting in accordance with ASC Topic 852. The adoption of fresh-start reporting results in a new reporting entity. Under fresh-start reporting, generally all assets and liabilities are recorded at their fair values and the Predecessor’s accumulated deficit is eliminated. In addition, upon adoption of fresh-start reporting, the Company was required to determine its reorganization value, which represents the fair value of the entity before considering its interest-bearing debt.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with an original maturity of 90 days or less. The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. At times the balances in the accounts exceed the FDIC insured amount. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk.

Restricted Cash

Restricted cash at December 31, 2011 consists primarily of funds restricted by the Bankruptcy Court in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Case. As of December 31, 2010, restricted cash included cash reserves required by regulation for race and sports book operations.

Receivables, net and Credit Risk

Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2011.

Inventories

Inventories, which consist primarily of food and beverage items, certain supplies and retail items, are stated at the lower of cost or market, with cost being determined on a weighted-average basis.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. As a result of the adoption of fresh-start reporting on the Effective Date, the fair value of long-term debt at December 31, 2011 approximates carrying value.

Property and Equipment

Property and equipment are initially recorded at cost, other than fresh-start reporting adjustments which are recorded at fair value. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the capitalized lease, whichever is less, beginning the month after the respective assets are placed in service. Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred.

We make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent on the assumptions made about its assets estimated useful lives. We determine the estimated useful lives based on experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Intangible Assets

We account for intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”). Our finite-lived intangible assets include trademark, customer relationship and reservation backlog intangibles. Finite-lived intangible assets are amortized over their estimated useful lives which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Management reviews our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Impairment of Long-Lived Assets

We evaluate our long-lived assets including property and equipment, finite-lived intangible assets and other long-lived assets for impairment in accordance with the accounting guidance in the Impairment or Disposal of Long-Lived Assets Subsections of ASC Topic 360-10 Property, Plant and Equipment. Assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the estimated future cash flows of the asset, on an undiscounted basis, to its carrying value. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model or market comparables, when available. For assets to be disposed of, we recognize the asset to be sold at the lower of carrying value or fair value less costs of disposal. Fair value of assets to be disposed of is generally estimated based on comparable asset sales, solicited offers or a discounted cash flow model.

Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the Casino. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Casino. See Note 6 for a discussion of the Predecessor’s impairment loss.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements on a straight-line basis, which approximates the effective-interest method. Debt issuance costs are included in current assets on the accompanying balance sheet as of December 31, 2011. Amortization of debt issuance costs was approximately $12,000, $0, $1.3 million and $1.7 million for the Successor Period, the Predecessor Period and the years ended December 31, 2010 and 2009, respectively. As a result of the Predecessor’s default under the Previous Facility and developments in restructuring negotiations with its lenders, the Predecessor’s remaining unamortized debt issuance costs totaling $2.5 million were written off at December 31, 2010 and are included in restructuring and other charges on the accompanying statement of operations.

Base Stock

The initial purchase of china, glassware, silverware, uniforms and certain other operating supplies is capitalized and recorded in base stock and is included in other assets, net on our balance sheets. With the exception of uniforms, which are amortized over a 36-month period, the purchase price of all other base stock items remains in base stock until those items are replaced. Major replacement costs are capitalized and recorded in base stock and the initial purchase price is expensed.

Related Party Transactions

On the Effective Date, the Company and Aliante Gaming entered into the Senior Secured Credit Facility with the Lenders, which own 100% of the Company’s Common Units. In addition, pursuant to the amended and restated limited liability company agreement (the “Operating Agreement”) the Lenders have the right to designate up to four individuals to serve on the Company’s Board of Managers. The members of our Board of Managers that are designated by the Lenders could be deemed to have a material direct or indirect interest in the Senior Secured Credit Agreement by virtue of their relationship with the Lenders.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Revenues and Promotional Allowances

We recognize, as casino revenues, the net win from gaming activities which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. The Casino participates in Station’s Boarding Pass player rewards program (the “Program”) which allows participants to redeem points earned from their gaming activity at the Casino or any of Station’s Las Vegas-area properties for cash, complimentary slot play, food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from gift shops. Under the Program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Program. At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses on the accompanying statements of operations and consist of the following (in thousands):

	Successor	Predecessor
	Period from	Period from
	November 1,	January 1,
	2011 through	2011 through
	December 31,	October 31,	Year Ended December 31,
	2011	2011	2010	2009
Food and beverage	$866	$4,277	$5,053	$5,472
Room	46	265	342	172
Other	10	69	83	140

Total	$922	$4,611	$5,478	$5,784

We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment, merchandise and cash, as well as estimated breakage. At December 31, 2011 and 2010, $0.5 million and $0.6 million, respectively, was accrued for the cost of anticipated Program redemptions.

Advertising Costs

We expense advertising costs the first time the advertising takes place. For the Successor Period, the Predecessor Period and the years ended December 31, 2010 and 2009 advertising costs totaled approximately $0.2 million, $1.3 million, $1.8 million and $2.4 million, respectively, which are included in selling, general and administrative expenses on the accompanying statements of operations.

Restructuring and Other Charges

Restructuring and other charges represent expenses related to the evaluation of financial and strategic alternatives and primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the filing of the Chapter 11 Case on the Petition Date, including preparation for the bankruptcy filing. In addition, restructuring and other charges during the year ended December 31, 2010 also included $2.5 million related to the write-off of unamortized debt issuance costs.

Reorganization Items

Reorganization items represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions. Reorganization items include the discharge of liabilities subject to compromise and the revaluation of assets and liabilities to fair value in addition to legal and advisory fees incurred in connection with the Restructuring Transactions.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate. As a result, no provision for income taxes has been made in the accompanying financial statements.

Subsequent Events

Management has evaluated all activity of the Company through March 30, 2012, the date the financial statements were available to be issued, and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the financial statements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance requires changes in presentation only and its adoption is expected to have no impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued amendments to existing fair value measurement guidance in order to achieve common requirements for measuring fair value and disclosures in accordance with GAAP and International Financial Reporting Standards. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, which did not have a material impact on the financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-16, Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance was effective for reporting periods beginning after December 15, 2010. Since the Predecessor’s existing accounting policy for accrual of jackpot liabilities is consistent with the new guidance, the adoption of this guidance had no impact on the Predecessor’s financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

Note 3. Fresh-Start Reporting

We adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852. We were required to apply the fresh-start reporting provisions of ASC Topic 852 to our financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims, and (ii) the holders of existing voting shares of Aliante Gaming immediately before confirmation received less than 50 percent of the voting shares of the emerging entity. Under ASC Topic 852, application of fresh-start reporting is required on the date on which a plan of reorganization is confirmed by a bankruptcy court, but ASC Topic 852 further provides that fresh-start reporting should not be applied until all material conditions to the plan of reorganization are satisfied. All material conditions to the Plan were satisfied as of November 1, 2011.

Fresh-start reporting results in a new basis of accounting and a new reporting entity with no beginning retained earnings or deficit, and generally involves adjusting the historical carrying values of assets and liabilities to their fair values as determined by the reorganization value. As the Plan did not provide for a reorganization value, we calculated an enterprise value as part of the valuation of our assets and liabilities. The enterprise value was estimated using various valuation methods, including (i) a calculation of the present value of our future cash flows based on our financial projections; and (ii) a comparison of our projected performance to the market values of comparable companies.

To facilitate the calculation of the enterprise value, various valuation methods, including the discounted cash flow method of the income approach and the cost approach, were utilized. The enterprise value using the discounted cash flow method of the income approach was determined using the financial projections from November 1, 2011 through 2016 at a discount rate of 11.5%. The discount rate was determined based on a weighted average cost of capital analysis based on comparable statistics from our peer group. The assumed revenue growth rates for 2012, 2013, 2014, 2015 and 2016 were 6.1%, 5.0%, 5.0%, 4.0% and 4.0%, respectively. The financials projections include anticipated changes associated with the general market conditions and other factors. The marginal tax rate was assumed to be 35%. The terminal value was calculated by utilizing an exit multiple based on twelve month earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 7.25x to 8.00x. The basis for the exit multiple was comparable company EBITDA multiples of our peer group, which, given the current assessment of us in light of the market comparables, the minimum range was utilized. The income and cost approach were weighted at 67% and 33%, respectively to reach an enterprise value of $80.0 million.

Based on this analysis, the Company concluded that the enterprise value of approximately $80.0 million most closely approximates fair value and should be used for fresh-start reporting purposes. After deducting the fair value of debt, this resulted in a post-emergence equity value of $37.3 million calculated as follows (in thousands):

Enterprise value	$80,000
Less debt at fair value	(42,746)

Post-emergence equity value	$37,254

In accordance with fresh-start reporting, the Company’s enterprise value has been allocated to existing assets using the measurement guidance provided in ASC Topic 805, Business Combinations (“ASC Topic 805”). In addition, liabilities have been recorded at the present value of amounts estimated to be paid. The Predecessor’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. The effects on the reported amounts of assets and liabilities resulting from the adoption of fresh-start reporting and the effects of the Plan through the Effective Date are included in reorganization items on the Predecessor’s statement of operations for the Predecessor Period.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Estimates of fair value represent the Company’s best estimates, and are prepared using a variety of valuation methodologies including techniques based on industry data and trends, by reference to relevant market rates and transactions, and discounted cash flow analysis, among others. The determination of the fair value of assets and liabilities is subject to significant estimation and assumptions and there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

The implementation of the Plan and the effects of the consummation of the Restructuring Transactions contemplated therein and the effects of the adoption of fresh-start reporting on the Predecessor’s balance sheet at November 1, 2011, which resulted in the opening balance sheet of the Company at November 1, 2011, are shown below (in thousands):

	Predecessor			Fresh-Start		Successor
	November 1, 2011	Effects of the Plan		Reporting Adjustments		November 1, 2011

ASSETS

Current assets:
Cash and cash equivalents	$10,953	$(3,118	) (a)	$—		$7,835
Restricted cash	159	1,208	(a)	—		1,367
Receivables, net	973	—		—		973
Inventories	621	—		—		621
Prepaid gaming taxes	1,338	—		—		1,338
Prepaid expenses and other current assets	1,268	75	(a)	—		1,343

Total current assets	15,312	(1,835)		—		13,477
Property and equipment, net	87,776	—		(22,713	) (i)	65,063
Intangible assets, net	—	—		2,630	(j)	2,630
Other assets, net	6,296	—		—		6,296

Total assets	$109,384	$(1,835)		$(20,083)		$87,466

LIABILITIES AND MEMBERS’ CAPITAL (DEFICIT)

Current liabilities:
Current portion of long-term debt	$831	$—		$106	(k)	$937
Accounts payable	956	942	(b)	—		1,898
Accrued payroll and related	1,693	—		—		1,693
Accrued gaming related	1,896	—		—		1,896
Accrued expenses and other current liabilities	771	1,208	(c)	—		1,979
Due to affiliates, net	13	(13	) (b)	—		—
Due to Station, net	929	(929	) (b)	—		—

Total current liabilities	7,089	1,208		106		8,403
Long-term debt, less current portion	3,768	45,000	(d)	(6,959	) (k)	41,809

Total liabilities not subject to compromise	10,857	46,208		(6,853)		50,212
Liabilities subject to compromise	437,283	(437,283	) (e)	—		—

Total liabilities	448,140	(391,075)		(6,853)		50,212

Members’ capital (deficit):
Members’ capital (Successor)	—	37,254	(f)	—		37,254
Member’s capital (Predecessor)	285,853	(285,853	) (g)	—		—
Accumulated deficit	(624,609)	637,839	(h)	(13,230	) (l)	—

Total members’ capital (deficit)	(338,756)	389,240		(13,230)		37,254

Total liabilities and members’ capital (deficit)	$109,384	$(1,835)		$(20,083)		$87,466

(a)	Represents payments of $1.8 million in professional fees, $0.1 million of debt issuance costs and the reclassification of $1.2 million to restricted cash pursuant to the Plan upon the Effective Date.
(b)	Reflects the reclassification of due to affiliates, net and due to Station, net to accounts payable as they are not affiliated entities of the Successor.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

(c)	Reflects the accrual of professional fees to be paid pursuant to the Plan.
(d)	Reflects the issuance of the Senior Secured Loans as provided in the Plan.
(e)	Reflects the discharge of liabilities subject to compromise in accordance with the Plan.
(f)	Reflects the issuance of Common Units in accordance with the Plan.
(g)	Reflects the cancellation of the Predecessor’s member’s capital with the adoption of fresh-start reporting.
(h)	Reflects the cumulative impact of the Restructuring Transactions, as of the Effective Date, including the discharge of the Predecessor’s liabilities subject to compromise, the elimination of the Predecessor’s accumulated deficit, the issuance of the Senior Secured Loans and the issuance of Common Units.
(i)	Reflects the fair value of property and equipment in connection with fresh-start reporting. The following table summarizes the components of property and equipment, net as a result of the application of fresh-start reporting (in thousands):

	Successor	Predecessor
	November 1,	November 1,
	2011	2011
Land	$6,200	$8,296
Buildings and improvements	51,223	71,245
Furniture, fixtures and equipment	7,601	8,128
Construction in progress	39	107

Property and equipment, net	$65,063	$87,776

Fair value estimates were based on various valuation methods. Land was valued using market comparable data. Buildings and improvements were valued using a cost approach, which uses the concept of replacement as an indicator of value. Furniture, fixtures and equipment were primarily valued using the reproduction and replacement cost method under the cost approach. The market approach was utilized on a limited basis to value certain assets, such as computer hardware and information technology related assets.

(j)	Reflects the fair value of identifiable intangible assets in connection with fresh-start reporting including $1.2 million related to trademark, $1.4 million related to customer relationships and $30,000 in reservation backlog intangibles. For further information on the valuation of intangible assets, see Note 7—Intangible Assets.
(k)	Reflects the adjustment of liabilities to fair value as specified in accounting guidance related to business combinations.
(l)	Reflects the cumulative adjustments to the carrying values of assets and liabilities to fair value as specified in accounting guidance related to business combinations.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4. Reorganization Items (Predecessor)

Reorganization items, net represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions and were comprised of the following (in thousands):

	Predecessor
	Period from January 1, 2011 through	Year Ended
	October 31,	December 31,
	2011	2010	2009
Term Loans (Note 10)	$359,628	$—	$—
Interest rate swap termination liability (Note 11)	15,665	—	—
Accrued interest	57,178	—	—
Due to affiliates, net (Note 9)	1,025	—	—
Due to Old Station (Note 13)	3,787	—	—

Discharge of liabilities subject to compromise	437,283	—	—
Revaluation of assets and liabilities	(13,230)	—	—
Issuance of Senior Secured Loans	(45,000)	—	—
Professional fees	(6,014)	—	—

Reorganization items, net	$373,039	$—	$—

Professional fees include legal and advisory fees, among other items, in connection with the Restructuring Transactions and the Chapter 11 Case.

Note 5. Receivables

Receivables, net consist of the following (in thousands):

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Casino	$24	$29
Hotel	226	249
Other	1,087	866

	1,337	1,144
Allowance for doubtful accounts	(37)	(45)

Receivables, net	$1,300	$1,099

Note 6. Property and Equipment

Property and equipment, net consists of the following (amounts in thousands):

		Successor	Predecessor
	Estimated Life (years)	December 31, 2011	December 31, 2010
Land	—	$6,200	$8,296
Buildings and improvements	10-45	51,223	93,822
Furniture, fixtures and equipment	3-7	7,601	45,912
Construction in progress		123	—

		65,147	148,030
Accumulated depreciation and amortization		(488)	(57,890)

Property and equipment, net		$64,659	$90,140

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Impairment Loss (Predecessor)

During the year ended December 31, 2010, the Predecessor determined that indicators of impairment existed as a result of its ongoing losses and the default under the Previous Facility. The Predecessor therefore tested substantially all of its assets for impairment, by comparing the estimated future cash flows, on an undiscounted basis, to the carrying value of its assets. The undiscounted cash flows did not exceed the carrying value, and impairment was measured based on the excess of the assets’ carrying value over fair value. As a result, the Predecessor’s property and equipment was written down by $466.5 million. Fair value was estimated based primarily on a discounted cash flow model utilizing Level 3 inputs under the fair value measurement hierarchy.

Note 7. Intangible Assets

Intangible assets, net consist of the following (amounts in thousands):

	Successor
		December 31, 2011
	Estimated Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark	15	$1,200	$13	$1,187
Customer relationships	15	1,400	16	1,384
Reservation backlog	1	30	5	25

		$2,630	$34	$2,596

Upon adoption of fresh-start reporting, we recognized $2.6 million in definite life intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino and $1.4 million related to the value associated with our rated casino guests.

Intangible assets were valued using the income and cost based methods as appropriate. The “ALIANTE” trademark was valued based on the relief from royalty method which is a function of projected revenue, the royalty rate that would hypothetically be charged by a licensor of an asset to an unrelated licensee, and a discount rate and is amortized on a straight-line basis over the estimated useful life. The royalty rate was based on factors such as age, market competition, absolute and relative profitability, market share and prevailing rates for similar assets to reach a 0.25% royalty rate. The discount rate applied was 11.5%, based on the weighted average cost of capital. The value assigned to customer relationships is based on the present value of future earnings using the replacement cost method based on internally developed estimates and is amortized using the straight-line method over its estimated useful life.

The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $34,000 for the Successor Period. Estimated annual amortization expense for intangible assets for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 is anticipated to be approximately $0.2 million in each of the respective years.

Note 8. Other Assets, net

Other assets, net consist of the following (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2011	2010
Deposits	$3,863	$4,341
Base stock	2,342	2,579

Other assets, net	$6,205	$6,920

Note 9. Due to Affiliates (Predecessor)

Prior to obtaining financing related to the development of the Casino, Aliante Holding paid various costs on behalf of the Predecessor. Such costs included items such as legal fees and design costs. Upon the Effective Date, $1.0 million of such costs classified as liabilities subject to compromise by the Predecessor were discharged pursuant to the Plan.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 10. Long-term Debt

Long-term debt consists of the following (in thousands):

	Successor	Predecessor
	December 31, 2011	December 31, 2010
Senior Secured Credit Facility, interest payable quarterly, principal due November 1, 2018, net of unamortized discount of $7.2 million at December 31, 2011 (interest at 10% at December 31, 2011) (related party)	$38,499	$—
Term Loans, interest at a margin above the Alternate Base Rate or LIBOR plus the interest rate margin (7.25% at December 31, 2010)	—	359,628
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	3,746	4,248
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	956	1,017

Long-term debt	43,201	364,893
Less current portion of long-term debt	(940)	(360,440)

Long-term debt, net	$42,261	$4,453

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on this same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. From November 1, 2011 through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. For the Successor Period, Aliante Gaming did not elect the cash interest payment option, resulting in $45.7 million in principal outstanding under the Senior Secured Credit Facility as of December 31, 2011. All amounts available under the Senior Secured Credit Facility were deemed outstanding on November 1, 2011 and there is currently no ability to draw on the Senior Secured Credit Facility.

The Senior Secured Credit Facility is guaranteed by the Company and by each domestic wholly owned subsidiary of Aliante Gaming and is secured by a first-priority (a) pledge of 100% of the Company’s equity interest in Aliante Gaming, (b) pledge of 100% of the equity interests in Aliante Gaming’s domestic subsidiaries (if any) and 65% of the equity interests of Aliante Gaming’s “first-tier” foreign subsidiaries (if any) and (c) security interest in substantially all of Aliante Gaming’s tangible and intangible assets, as well as those of each subsidiary guarantor (if any), in each case, other than any assets that may not be pledged pursuant to applicable gaming laws and subject to customary exceptions. The Senior Secured Credit Facility includes various covenants and mandatory prepayments which are customary for similar types of financings and does not contain any financial maintenance covenants.

Equipment Financing

During 2008, Aliante Gaming entered into an equipment financing arrangement which terminates in November 2014 and is accounted for as a capital lease. The agreement calls for monthly payments of approximately $80,000 with a residual payment of $1.1 million to be paid in November 2014.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Future Debt Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2012	$940
2013	966
2014	2,044
2015	76
2016	81
Thereafter	46,335

Total scheduled maturities	50,442
Unamortized debt discount	(7,241)

Total long-term debt	$43,201

Fair Value of Debt

As a result of the adoption of fresh-start reporting, the Company adjusted the carrying value of its assets and liabilities to fair value as indicated by the reorganization value at the Effective Date. As a result, the $43.2 million carrying value of the Company’s long-term debt at December 31, 2011 approximates fair value.

Previous Facility (Predecessor)

In October 2007, the Predecessor entered into the Previous Facility comprised of a $20.0 million revolving credit facility and a $410.0 million construction loan facility (the “Construction Loan”). Proceeds from the Construction Loan were used to finance the construction and development costs associated with the development of the Casino. In accordance with the terms of the Previous Facility, the outstanding borrowings under the Construction Loan were converted to term loans (the “Term Loans”). The Previous Facility contained certain financial and other covenants, including maintenance of certain Fixed Charge Ratios and Leverage Ratios, as defined in the credit agreement. As a result of the existence of several events of default, including but not limited to, noncompliance with the covenants, the outstanding indebtedness related to the Previous Facility was classified as a current liability in the Predecessor’s balance sheet as of December 31, 2010. As a result of the bankruptcy filing discussed in Note 1, certain claims against the Predecessor, including those related to the Previous Facility were stayed prior to the Effective Date. Pursuant to the Plan, the Previous Facility was canceled as of the Effective Date.

Note 11. Derivative Instruments (Predecessor)

Effective July 2, 2009, the Predecessor’s two floating-to-fixed interest rate swaps with a notional amount of $274.0 million were terminated early and a $15.7 million liability was recorded representing the termination settlement amount. As a result of the termination, the remaining balance of deferred losses totaling $0.8 million was transferred from accumulated other comprehensive loss into earnings during 2009. The termination settlement amount of the interest rate swaps was classified as a current liability in the accompanying balance sheet as of December 31, 2010. In accordance with the terms of the arrangement, the Predecessor accrued interest on the unpaid termination settlement amount and the accrued unpaid interest as of the termination date at the rate of 1-month LIBOR plus 1%.

The difference between amounts received and paid under the Predecessor’s interest rate swap agreements, as well as any costs or fees, was recorded as a reduction of, or an addition to, interest expense as incurred over the life of the interest rate swaps. The net effect of the interest rate swaps resulted in an increase in interest expense of approximately $0.3 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive loss included deferred gains and losses related to interest rate swaps that were previously designated as hedging instruments. The activity in deferred losses on derivatives included in accumulated other comprehensive loss was as follows (in thousands):

	00000	00000	00000
	Predecessor
	Period from January 1, 2011 through October 31,	Year Ended December 31,
	2011	2010	2009
Deferred losses on derivatives included in accumulated other comprehensive loss, beginning balance	$—	$—	$(965)
Losses reclassified from other comprehensive loss into operations (effective portion) in change of fair value of derivative instruments	—	—	176
Losses reclassified from other comprehensive loss into operations as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur	—	—	789

Deferred losses on derivatives included in accumulated other comprehensive loss, ending balance	$—	$—	$—

Presented below are the effects of derivative instruments on the Predecessor’s statements of operations (in thousands):

	00000	00000	00000
	Predecessor
	Period from January 1, 2011 through October 31,	Year Ended December 31,
	2011	2010	2009
Amounts included in change in fair value of derivative instruments:
Net losses for derivatives not designated as hedging instruments	$—	$—	$(5,538)
Losses reclassified from other comprehensive loss into operations (effective portion) in change in fair value of derivative instruments	—	—	(176)
Losses reclassified from other comprehensive loss into operations as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur	—	—	(789)

Total derivative (losses) gains included in statements of operations	$—	$—	$(6,503)

Other Comprehensive Income (Loss)

The accounting guidance for reporting comprehensive income (loss) requires companies to disclose other comprehensive income (loss) and the components of such income (loss). Comprehensive income (loss) is the total of net income (loss) and all other nonmember changes in capital. As discussed above, effective July 2, 2009, the Predecessor early terminated the interest rate swaps, and as a result, the unamortized deferred net loss related to the interest rate swaps was transferred to earnings during the year ended December 31, 2009. Comprehensive income (loss) was computed as follows (in thousands):

	Predecessor
	Period from January 1, 2011 through October 31,	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$364,999	$(528,491)	$(57,712)
Change in fair value of interest rate swaps	—	—	965

Comprehensive income (loss)	$364,999	$(528,491)	$(56,747)

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 12. Share-Based Compensation

As of December 6, 2011, the Board of Managers approved the 2011 Equity Plan (the “Equity Plan”) as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units (the “Incentive Units”). The Equity Plan is designed to give select officers, employees, consultants and service providers of the Company, including members of the Board of Managers the right to acquire an ownership interest in the Company and an incentive to help grow the business.

During the Successor Period, 750 Incentive Units were granted to certain members of the Board of Managers with a weighted average grant date fair value of $18.66 which vest in full on December 6, 2012. The Company determined the fair value associated with the Incentive Units taking into account the estimated enterprise value of the Company, expected term of the Incentive Units of 5.3 years, expected volatility based on expected volatility of equity instruments of comparable companies of 63% and a risk free rate of 1.03%. The estimated fair value of the Incentive Units is being recognized on a straight-line basis over the requisite service period of the awards in selling, general and administrative expenses on the accompanying statements of operations. As of December 31, 2011, we had unearned share-based compensation of approximately $14,000 associated with the Incentive Units which is expected to be recognized over a period of approximately one year.

Note 13. Management Fees

Successor

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive EBITDA up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station will continue to operate and manage the Casino for a transition period of up to 18 months for the same fee.

Predecessor

Prior to June 17, 2011, Aliante Station was the manager of Aliante Gaming and, subject to certain limitations set forth in the credit documentation governing the Previous Facility, generally entitled to receive a management fee for its services of 2% of the Predecessor’s gross revenues (as defined in the Aliante Gaming, LLC Amended and Restated operating agreement) and approximately 5% of EBITDA. As a result of the occurrence of certain events of default under the Previous Facility and certain other developments, the credit documentation governing the Previous Facility did not permit the Predecessor to pay any management fees to Aliante Station. As a result, upon the Effective Date, $3.8 million of accrued but unpaid management fees classified as liabilities subject to compromise by the Predecessor were discharged pursuant to the Plan.

In connection with Old Station’s emergence from bankruptcy, New Station and the Company entered into a Transition Service Agreement on June 17, 2011, whereby New Station provided the management services previously provided by Aliante Station until the Effective Date. In addition, Station provided various other shared services to the Predecessor such as purchasing, human resources, advertising and information technology and allocated the costs of the shared services to the Predecessor. The Predecessor also occasionally bought or sold slot machines and other equipment at net book value from Station. Expenses related to shared services totaled approximately $3.8 million, $3.7 million and $4.2 million for the Predecessor Period and the years ended December 31, 2010 and 2009, respectively.

Management fees incurred by the Company and the Predecessor totaled approximately $0.4 million, $1.5 million, $1.9 million and $1.9 million for the Successor Period, the Predecessor Period and the years ended December 31, 2010 and 2009, respectively.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 14. Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

We are subject to extensive regulation by the Nevada gaming authorities. The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state and federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The legislature is not currently in session. There were no specific proposals during the most recent legislative session to increase gaming taxes, however there are no assurances that an increase in gaming taxes will not be proposed and passed by the Nevada Legislature in the future.

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food and non-alcoholic beverages purchased for use in complimentary meals provided to employees and patrons is not subject to Nevada use tax. In April 2008, the Nevada Department of Taxation filed a motion for rehearing of the Supreme Court’s decision, and in July 2008, the Nevada Supreme Court denied the Nevada Department of Taxation’s motion for rehearing. The Nevada Department of Taxation has subsequently taken the position that these purchases are subject to Nevada sales tax. The Casino has been claiming this exemption on sales and use tax returns since operations commenced in November 2008 given the Nevada Supreme Court decision.

Recently, the Nevada Department of Taxation has asserted that gaming companies should pay sales tax on customer complimentary meals and employee meals on a prospective basis. This position stems from a recent Nevada Tax Commission decision concerning another gaming company which states that complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. The other gaming company filed in Clark County District Court a petition for judicial review of the Nevada Tax Commission decision. The Company is currently evaluating whether or not to accrue tax prospectively as it disagrees with the position asserted by the Nevada Department of Taxation.

We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law or regulations. Such changes, if adopted, could have a material adverse effect on our operating results.

Contingencies

In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement such as a lease agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no explicit limitations on the maximum potential amount of future payments that we could be required to make under some of these guarantees. We are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable. We maintain insurance coverage that mitigates some potential payments to be made.

Legal Matters

We are a litigant in legal matters arising in the ordinary course of business. In the opinion of management, all pending legal matters are either adequately covered by insurance or, if not insured, will not have a material adverse effect on the financial position or the results of operations of the Company.

Note 15. 401(k) Plan

Prior to June 3, 2011, all Aliante Gaming employees who met certain age and length of service requirements were eligible to participate in Old Station’s 401(k) plan (the “Old 401K”). Effective June 3, 2011, all assets and liabilities attributable to Aliante Gaming employees were transferred into the newly established Aliante Gaming 401(k) plan (the “New 401K”, collectively with the Old 401K, the “401K Plan”). The 401K Plan provides for discretionary employer contributions up to 50% of the first 4% of each participating employees compensation. During 2011, 2010 and 2009, no employer contributions were made. Effective January 1, 2012, employer contributions of 50% of the first 4% have been reinstated.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16. Selected Quarterly Financial Data (Unaudited)

	Predecessor				Successor
	Quarter Ended March 31, 2011 (a)	Quarter Ended June 30, 2011 (b)	Quarter Ended September 30, 2011 (c)	Period from October 1, 2011 through October 31, 2011 (d)	Period from November 1, 2011 through December 31, 2011
Net revenue	$17,053	$17,292	$16,976	$6,171	$12,864
Operating income (loss)	264	(897)	601	494	1,213
Net income (loss)	(7,168)	(3,656)	(156)	375,979	573

	Predecessor
	Year Ended December 31, 2010
	First Quarter	Second Quarter (e)	Third Quarter	Fourth Quarter (f)
Net revenue	$15,935	$15,820	$15,928	$17,603
Operating loss	(5,235)	(5,673)	(6,499)	(480,752)
Net loss	(12,305)	(13,321)	(14,131)	(488,734)

(a)	Includes expenses of $0.6 million for restructuring and other charges.
(b)	Includes expenses of $2.0 million for restructuring and other charges and $1.8 million for reorganization items.
(c)	Includes expenses of $0.7 million for reorganization items.
(d)	Includes income of $375.5 million for reorganization items.
(e)	Includes $0.1 million for preopening expenses and $0.1 million for lease termination costs.
(f)	Includes expenses of $10.0 million in restructuring and other charges and $466.5 million in non-cash impairment charges to reduce the carrying value of its property and equipment to fair value in accordance with the accounting guidance for impairment and disposal of long-lived assets.