Form 10-Q
period 2012-03-31
ALST Casino Holdco, LLC
filed 2012-05-15
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54480

ALST CASINO HOLDCO, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-2487922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2711 Centerville Road, Suite 400, Wilmington, DE	19808
(Address of principal executive offices)	(Zip Code)

(302) 636-5401

(Registrant’s telephone number, including area code)

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

As of May 14, 2012, there were 432,134.25 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	00000000000000	00000000000000	00000000000000	00000000000000
			Successor
			March 31, 2012	December 31, 2011
			(unaudited)
ASSETS

Current assets:
Cash and cash equivalents			$11,662	$9,583
Restricted cash			306	1,163
Receivables, net			1,179	1,300
Inventories			627	612
Prepaid gaming taxes			1,296	1,484
Prepaid expenses and other current assets			1,417	1,436

Total current assets			16,487	15,578
Property and equipment, net			64,029	64,659
Intangible assets, net			2,545	2,596
Other assets, net			6,205	6,205

Total assets			$89,266	$89,038

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt			$948	$940
Accounts payable			1,929	1,941
Accrued payroll and related			1,798	1,202
Accrued gaming and related			1,927	2,096
Accrued expenses and other current liabilities			723	2,771

Total current liabilities			7,325	8,950
Long-term debt, less current portion			42,927	42,261

Total liabilities			50,252	51,211
Commitments and contingencies (Note 9)
Members’ equity:
Members’ capital			37,254	37,254
Additional paid-in-capital			4	-
Retained earnings			1,756	573

Total members’ equity			39,014	37,827

Total liabilities and members’ equity			$89,266	$89,038

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	00000000000000	00000000000000	00000000000000
		Successor	Predecessor
		Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Revenues:
Casino		$14,535	$12,866
Food and beverage		3,471	3,262
Room		1,692	1,555
Other		663	720

Gross revenues		20,361	18,403
Promotional allowances		(1,424)	(1,350)

Net revenues		18,937	17,053

Operating costs and expenses:
Casino		6,214	6,144
Food and beverage		2,518	2,611
Room		558	525
Other		146	120
Selling, general and administrative		6,061	5,205
Depreciation and amortization		783	1,101
Management fees		482	500
Restructuring and other charges		-	583

Total operating costs and expenses		16,762	16,789

Operating income		2,175	264

Interest expense, net		(992)	(7,432)

Net income (loss)		$1,183	$(7,168)

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	00000000000000	00000000000000	00000000000000
		Successor	Predecessor
		Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Cash flows from operating activities:
Net income (loss)		$1,183	$(7,168)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		783	1,101
Amortization of debt discount and debt issuance costs		(198)	-
Accrued interest - paid in kind		1,140	-
Share-based compensation		4	-
Changes in operating assets and liabilities:
Restricted cash		857	350
Receivables, net		121	103
Inventories and prepaid expenses		173	(31)
Accounts payable		(12)	(1,613)
Accrued payroll and other current liabilities		(1,621)	432
Accrued interest		-	7,341
Due to affiliates, net		-	(27)
Due to Station, net		-	154
Other, net		-	63

Total adjustments		1,247	7,873

Net cash provided by operating activities		2,430	705

Cash flows from investing activities:
Capital expenditures		(102)	(170)

Net cash used in investing activities		(102)	(170)

Cash flows from financing activities:
Principal payments on debt		(249)	(209)

Net cash used in financing activities		(249)	(209)

Net increase in cash and cash equivalents		2,079	326
Cash and cash equivalents, beginning of period		9,583	9,919

Cash and cash equivalents, end of period		$11,662	$10,245

Supplemental cash flow disclosure:
Cash paid for interest		$50	$91

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary.

Prior to the Effective Date, Aliante Gaming was a wholly owned subsidiary of Aliante Holding, LLC (“Aliante Holding”), which was a 50/50 joint venture partnership between Aliante Station, LLC (“Aliante Station”), a wholly owned subsidiary of Station Casinos, Inc. (“Old Station”) and G.C. Aliante, LLC, an affiliate of the Greenspun Corporation.

Background

On April 12, 2011 (the “Petition Date”), Aliante Gaming, together with Aliante Holding and Aliante Station, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Case”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) to preserve their assets and the value of their estates. Aliante Gaming experienced lower than expected operating results as a result of macroeconomic conditions, including a downturn in the Las Vegas area and low consumer confidence levels. As a result, Aliante Gaming failed to (i) remain in compliance with certain financial maintenance covenants set forth in its $430.0 million credit facility (the “Previous Facility”) and (ii) make scheduled principal or interest payments under the Previous Facility since April 2009.

The Chapter 11 Case was jointly administered with certain subsidiaries of Old Station and Green Valley Ranch Gaming, LLC under the lead case In re Station Casinos, Inc., et. al. originally filed on July 28, 2009 (Jointly Administered Case No. 09-52477). Old Station emerged from Chapter 11 on June 17, 2011 as Station Casinos LLC (“New Station,” and collectively with Old Station, “Station”).

On May 20, 2011, Aliante Gaming, along with Aliante Holding, Aliante Station and certain other affiliates of Old Station, filed with the Bankruptcy Court, an amended joint plan of reorganization (the “Plan”) resulting from negotiations with its lenders (the “Lenders” or “Members”) under the Previous Facility and its International Swaps and Derivatives Association master agreement (the “Swap Agreement”). Under the Plan, Aliante Gaming and the Lenders agreed to enter into a series of restructuring transactions pursuant to which the Lenders received new equity of and issued new debt to Aliante Gaming, as reorganized, as of the Effective Date.

On the Effective Date, (i) 100% of the equity interests in Aliante Gaming previously held by Aliante Holding was canceled and ceased to be outstanding, (ii) each Lender received, on account, and in full satisfaction, of its claims against Aliante Gaming arising under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which was contributed to the Company in exchange for 432,003 units of our issued and outstanding membership interests (“Common Units”) and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. As a result of the Restructuring Transactions, we refer to the Lenders as “Members”. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of the Company’s and the Predecessor’s financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

References in this Quarterly Report on Form 10-Q to “Successor” refer to the Company on or after November 1, 2011, after giving effect to the Restructuring Transactions and the application of fresh-start reporting. References to “Predecessor” refer to Aliante Gaming prior to November 1, 2011.

Principles of Consolidation

The accompanying condensed financial statements for the Successor include the Company and its wholly owned subsidiary, Aliante Gaming. All material intercompany transactions are eliminated in consolidation. The accompanying condensed financial statements for the Predecessor represent Aliante Gaming prior to the Effective Date.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. As a result of the adoption of fresh-start reporting on the Effective Date, the fair value of long-term debt at March 31, 2012 approximates carrying value.

Related Party Transactions

On the Effective Date, the Company and Aliante Gaming entered into the Senior Secured Credit Facility with the Lenders, which own 100% of the Company’s Common Units. In addition, pursuant to the amended and restated limited liability company agreement (the “Operating Agreement”) the Lenders have the right to designate up to four individuals to serve on the Company’s Board of Managers. The members of the Board of Managers that are designated by the Lenders could be deemed to have a material direct or indirect interest in the Senior Secured Credit Agreement by virtue of their relationship with the Lenders.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate. As a result, no provision for income taxes has been made in the accompanying condensed financial statements.

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

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”). Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the guidance in ASU 2011-08 on January 1, 2012, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This statement requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This guidance is effective for interim and annual periods beginning after December 15, 2011. ASU 2011-05 also requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance requires changes in presentation only and the adoption on January 1, 2012 had no impact on the Company’s financial position or results of operations.

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

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	Successor
	March 31, 2012	December 31, 2011
	(unaudited)
Casino	$30	$24
Hotel	587	226
Other	614	1,087

	1,231	1,337
Allowance for doubtful accounts	(52)	(37)

Receivables, net	$1,179	$1,300

Note 4. Property and Equipment

Property and equipment, net consists of the following (amounts in thousands):

	Estimated Life (years)	Successor
		March 31, 2012	December 31, 2011
		(unaudited)
Land	—	$6,200	$6,200
Buildings and improvements	10-45	51,223	51,223
Furniture, fixtures and equipment	3-7	7,609	7,601
Construction in progress		217	123

		65,249	65,147
Accumulated depreciation and amortization		(1,220)	(488)

Property and equipment, net		$64,029	$64,659

Note 5. Intangible Assets

Intangible assets, net consist of the following (amounts in thousands):

	Estimated Life (years)	Successor
		March 31, 2012	December 31, 2011
		(unaudited)
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30

Total intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(33)	(13)
Customer relationships		(39)	(16)
Reservation backlog		(13)	(5)

Total accumulated amortization		(85)	(34)

Intangible assets, net		$2,545	$2,596

Upon adoption of fresh-start reporting, we recognized $2.6 million in definite life intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $51,000 for the three months ended March 31, 2012.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 6. Long-term Debt

Long-term debt consists of the following (in thousands):

	Successor
	March 31, 2012	December 31, 2011
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount of $7.5 million and $7.2 million, respectively (related party)	$39,422	$38,499
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	3,529	3,746
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	924	956

Long-term debt	43,875	43,201
Less current portion of long-term debt	(948)	(940)

Long-term debt, net	$42,927	$42,261

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $46.9 million and $45.7 million in principal outstanding under the Senior Secured Credit Facility as of March 31, 2012 and December 31, 2011, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Equipment Financing

During 2008, Aliante Gaming entered into an equipment financing arrangement which terminates in November 2014 and is accounted for as a capital lease. The agreement calls for monthly payments of approximately $80,000 with a residual payment of $1.1 million to be paid in November 2014.

Note 7. Share-Based Compensation

On December 6, 2011, the Board of Managers approved the 2011 Equity Plan (the “Equity Plan”) as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units (the “Incentive Units”). The Equity Plan is designed to give select officers, employees, consultants and service providers of the Company, including the members of the Board of Managers the right to acquire an ownership interest in the Company and an incentive to help grow the business.

In December 2011, 750 Incentive Units were granted to certain members of the Board of Managers with a weighted average grant date fair value of $18.66 which vest in full on December 6, 2012. The Company determined the fair value associated with the Incentive Units taking into account the estimated enterprise value of the Company, expected term of the Incentive Units of 5.3 years, expected volatility based on expected volatility of equity instruments of comparable companies of 63% and a risk free rate of 1.03%. The estimated fair value of the Incentive Units is being recognized on a straight-line basis over the requisite service period of the awards in selling, general and administrative expenses on the accompanying condensed statements of operations. As of March 31, 2012, we had unearned share-based compensation of approximately $10,000 associated with the Incentive Units which is expected to be recognized over eight months.

Note 8. Management Fees

Successor

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station will continue to operate and manage the Casino for a transition period of up to 18 months under the same terms. Management fees incurred by the Company totaled approximately $0.5 million for the three months ended March 31, 2012.

Predecessor

Prior to June 17, 2011, Aliante Station was the managing member of Aliante Gaming and, subject to certain limitations set forth in the credit documentation governing the Previous Facility, generally entitled to receive a management fee for its services of 2% of the Predecessor’s gross revenues (as defined in the Aliante Gaming, LLC Amended and Restated operating agreement) and approximately 5% of EBITDA. As a result of the occurrence of certain events of default under the Previous Facility and certain other developments, the credit documentation governing the Previous Facility did not permit the Predecessor to pay any management fees to Aliante Station; however, the Predecessor continued to accrue the management fee expense. Management fees incurred by the Predecessor totaled approximately $0.5 million for the three months ended March 31, 2011.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

In addition, Station provided various other shared services to the Predecessor such as purchasing, human resources, advertising and information technology and allocated the costs of the shared services to the Predecessor. The Predecessor also occasionally bought or sold slot machines and other equipment at net book value from Station. Expenses related to shared services totaled approximately $0.9 million for the three months ended March 31, 2011.

Note 9. Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

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

Contingencies

In the ordinary course of business, we enter into numerous agreements that contain standard guarantees and indemnities whereby we indemnify another party for breaches of representations and warranties. Many of these parties are also indemnified against any third party claim resulting from the transaction that is contemplated in the underlying agreement such as a lease agreement. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement. There are no explicit limitations on the maximum potential amount of future payments that we could be required to make under some of these guarantees. We are unable to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not predictable. We maintain insurance coverage to help mitigate potential payments to be made.

Note 10. Subsequent Events

On May 9, 2012, 75 Common Units were issued to Ellis Landau and on May 13, 2012, 56.25 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from November 1, 2011 through March 31, 2012 as previously approved by the Board of Managers. The Common Units were fully vested on the date of issuance.

Management has evaluated all activity of the Company through issuance of the condensed financial statements, and concluded that no other subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The reorganization was completed on November 1, 2011, resulting in Aliante Gaming, the owner and operator of Aliante Station Casino + Hotel in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. The Casino is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

On November 1, 2011, the Company and Aliante Gaming entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with the holders (the “Lenders”) of our membership interests (the “Common Units”), also referred to as “Members”. The Lenders own 100% of our Common Units. The Senior Secured Credit Facility is further described under “- Liquidity and Capital Resources”.

Overview

Our operating results are greatly dependent on the level of gaming revenue generated at the Casino. Gaming revenue is generally defined as gaming wins less gaming losses. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play. We use our non-gaming revenue departments to drive customer traffic to the Casino. The majority of our revenue is cash-based, and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Because our business is capital intensive, we rely heavily on the ability of the Casino to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenues, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDAM (see “- Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, restructuring and other charges and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but these are the key indicators.

We are organized as a limited liability company and are not subject to federal income taxes. Accordingly, a provision for income taxes is not included in our condensed financial statements.

Management Agreement

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with Station Casinos, LLC (“New Station”) pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to

1% of the gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station will continue to operate and manage the Casino for a transition period of up to 18 months under the same terms.

Presentation

On November 1, 2011, we adopted fresh-start reporting in accordance with Accounting Standards Codification Topic 852 Reorganizations, which resulted in a new reporting entity for accounting purposes. Accordingly, the carrying values of Aliante Gaming’s assets and liabilities were adjusted to their estimated fair values as of the November 1, 2011. As a result, the historical financial results of Aliante Gaming are not indicative of our current financial condition or our results of operations following November 1, 2011. In addition, our future results of operations will be subject to significant business, economic and competitive uncertainties and contingencies, some of which are beyond our control.

References in this Quarterly Report on Form 10-Q to “Successor” refers to the Company on or after November 1, 2011, after giving effect to the application of fresh-start reporting. References to “Predecessor” refer to Aliante Gaming prior to November 1, 2011.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net income (loss) for the three months ended March 31, 2012 as compared to the prior year period (in thousands, except percentages):

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Net revenues	$ 18,937	$ 17,053	11.0%

Adjusted EBITDAM (a)	$ 3,440	$ 2,448	40.5%
Less:
Depreciation and amortization	783	1,101	(28.9)%
Management fees	482	500	(3.6)%
Restructuring and other charges	—	583	(100.0)%

Operating income	2,175	264	n/m
Interest expense, net	(992)	(7,432)	(86.7)%

Net income (loss)	$ 1,183	$ (7,168)	n/m

n/m = not meaningful

(a)

EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating the Casino’s operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of the Casino’s operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), Adjusted EBITDAM is a useful financial performance measurement for assessing the Casino’s operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net income (loss) plus interest, taxes, depreciation and amortization, management fees, restructuring and other charges and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of the Casino’s operating performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of management to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to the Casino’s operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while recurring in nature, are based on the operating results of the Casino and as such, the amount of management fees will vary in each period and are not considered Casino operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of the Casino’s operating performance. We believe that our Members use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, restructuring and other charges and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and condensed financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2012 as compared to the prior year period (in thousands, except percentages):

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
Casino revenues	$ 14,535	$ 12,866	13.0%
Casino expenses	6,214	6,144	1.1%
Margin	57.2%	52.2%

Food and beverage revenues	$ 3,471	$ 3,262	6.4%
Food and beverage expenses	2,518	2,611	(3.6)%
Margin	27.5%	20.0%

Room revenues	$ 1,692	$ 1,555	8.8%
Room expenses	558	525	6.3%
Margin	67.0%	66.2%

Other revenues	$ 663	$ 720	(7.9)%
Other expenses	146	120	21.7%

Selling, general and administrative expenses	$ 6,061	$ 5,205	16.4%
Percent of net revenues	32.0%	30.5%

Casino. Casino revenues increased 13.0% to $14.5 million for the three months ended March 31, 2012 as compared to $12.9 million for the three months ended March 31, 2011. The $1.7 million increase in casino revenues is due primarily to a 10.3% improvement in slot revenue and a 25.2% improvement in table games revenue due to the success of current marketing programs. Casino expenses increased 1.1% to $6.2 million for the three months ended March 31, 2012 as compared to $6.1 million for the three months ended March 31, 2011, primarily due to increased gaming taxes as a result of the improvement in casino revenues which was partially offset by lower payroll and related costs. The casino operating margin improved to 57.2% for the three months ended March 31, 2012 as compared to 52.2% for the three months ended March 31, 2011 as a result of the increased casino revenues.

Food and Beverage. Food and beverage revenues increased 6.4% to $3.5 million for the three months ended March 31, 2012 as compared to $3.3 million for the prior year period, primarily as a result of the conversion of the Mexican restaurant into an owned outlet in September 2011 which was previously leased. The number of food and beverage guests served for the three months ended March 31, 2012 increased 3.3% compared to the prior year period while the average guest check increased 2.7%. Food and beverage expenses decreased $0.1 million or 3.6% for the three months ended March 31, 2012 compared to the prior year period due to operating efficiencies. The food and beverage operating margin improved to 27.5% for the three months ended March 31, 2012 as compared to 20.0% for the three months ended March 31, 2011 as a result of the increased food and beverage revenues and lower food and beverage expenses.

Room. The following table shows key information for hotel operations:

	Successor	Predecessor
	Three months ended March 31, 2012	Three months ended March 31, 2011	Percent Change
Occupancy	93%	91%
Average daily rate	$ 89	$ 87	2.3%
Revenue per available room	$ 83	$ 79	5.1%

Room revenues increased by 8.8%, or $0.1 million, to $1.7 million for the three month ended March 31, 2012 as compared to $1.6 million for the prior year period. The increase is attributable to improved occupancy due to marketing and sales programs resulting in an increase in room revenues of $60,000 accompanied by an increase in average daily room rate due to maximization of room rates during peak periods, increasing room revenues by $77,000. Room expenses increased for the three month ended March 31, 2012 as compared to the prior year period primarily due to the increased occupancy.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, and entertainment. Other revenues decreased by $0.1 million or 7.9% during the three month ended March 31, 2012 as compared to the same period in the prior year, primarily as a result of decreased rents earned from leased outlets. Other expenses increased $26,000 or 21.7% during the three month ended March 31, 2012 as compared to the same period in the prior year.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 16.4% to $6.1 million for the three months ended March 31, 2012, compared to $5.2 million for the three months ended March 31, 2011. The increase in SG&A expenses is primarily due to additional expenses incurred as a public filing company. In addition, Aliante Gaming is no longer an affiliated entity of New Station, consequently increasing costs related to legal and other general and administrative expenses. SG&A expenses as a percentage of net revenues were 32.0% for the three months ended March 31, 2012, compared to 30.5% for the prior year period.

Adjusted EBITDAM. Adjusted EBITDAM increased 40.5% to $3.4 million for the three months ended March 31, 2012 as compared to $2.4 million for the three months ended March 31, 2011 as a result of all the factors discussed above.

Depreciation and Amortization. The resetting of the carrying values of our assets and liabilities as a result of fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and the establishment of definite-lived intangible assets. As a result, depreciation and amortization expense for the three months ended March 31, 2012 is not comparable to the three months ended March 31, 2011. Depreciation and amortization expense for the three months ended March 31, 2012 was $0.8 million which reflects the valuation of our property and equipment and intangible assets under fresh-start reporting. Depreciation and amortization expense for the three months ended March 31, 2011 was $1.1 million.

Restructuring and Other Charges. Restructuring and other charges were $0.6 million for the three months ended March 31, 2011 and represent expenses related to the evaluation of financial and strategic alternatives. These charges primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the filing of the Chapter 11 Case on April 12, 2011.

Operating Income. As a result of the factors discussed above, operating income was $2.2 million for the three months ended March 31, 2012, compared to operating income of $0.3 million for the three months ended March 31, 2011.

Interest Expense. As a result of the reorganization, interest expense, net, for the three months ended March 31, 2012 is not comparable to the three months ended March 31, 2011. Our outstanding principal indebtedness at March 31, 2012 was approximately $51.3 million compared to the Predecessor’s outstanding principal indebtedness of approximately $364.7 million as of March 31, 2011. Interest expense, net for the three months ended March 31, 2012 was $1.0 million and primarily related to our Senior Secured Credit Facility which had $46.9 million in Senior Secured Loans outstanding as of March 31, 2012. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of March 31, 2012, Aliante Gaming has not elected the cash interest payment option. Interest expense during the three months ended March 31, 2012 was offset by approximately $0.2 million related to an increase in the debt discount incurred in fresh-start reporting as a result of the application of the effective interest method. For the three months ended March 31, 2011, interest expense, net was $7.4 million which related to the Predecessor’s credit facility.

Net Income (Loss). As a result of the factors discussed above, net income was $1.2 million for the three months ended March 31, 2012, compared to a net loss of $7.2 million for three months ended March 31, 2011.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2012, excluding the costs associated with the transition away from New Station. We will endeavor to fund capital expenditures for maintenance of the Casino through future improvements in operating results. However, we cannot assure you that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $46.9 million in principal outstanding under the Senior Secured Credit Facility as of March 31, 2012. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Year Ending December 31, 2012

Our primary cash requirements for the remainder of 2012, excluding costs associated with the transition away from New Station, are expected to include approximately $1.9 million for maintenance capital expenditures and $0.8 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members for 2012. At March 31, 2012, we have no availability for borrowings under the Senior Secured Credit Facility and we had $11.7 million in cash and cash equivalents, approximately half of which is used on the casino floor with the other half reserved for other general purposes.

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

Three months ended March 31, 2012 and 2011

The following table summarizes our historical cash flows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net cash provided by operating activities	$2,430	$705
Net cash used in investing activities	(102)	(170)
Net cash used in financing activities	(249)	(209)

Net increase in cash and cash equivalents	$2,079	$326

For the three months ended March 31, 2012, operating activities provided $2.4 million in cash flows on $1.2 million in net income compared to cash provided by operating activities of $0.7 million on $7.2 million in net losses for the three months ended March 31, 2011. The $1.7 million increase in cash flows from operating activities resulted primarily from an increase in our net revenues of $1.9 million partially offset by other operating uses of cash, primarily representing changes in net working capital. For the three months ended March 31, 2012 and 2011, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the three months ended March 31, 2012 and 2011. There were no distributions to the Members during the three months ended March 31, 2012.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2012, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Such statements contain words such as “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “may,” “will,” “might,” “should,” “could,” “would,” “seek,” “pursue,” and “anticipate” or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements concerning:

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

You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2012, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Treasurer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). You should note that the design of any system of control is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, the Chief Executive Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Treasurer, to allow timely decisions regarding required disclosure. The evaluation conducted did not include an evaluation of the Predecessor.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently a party to litigation arising in the ordinary course of business. In the opinion of management, all pending legal matters will not have a material effect on the business, financial position or results of operations of the Company.

ITEM 1A. RISK FACTORS.

A description of our risk factors can be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. There have been no material changes in the risk factors described in such Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: May 15, 2012	By:	/s/ SOOHYUNG KIM
Name: Soohyung Kim
Title: Manager, Chief Executive Officer and Secretary