Form 10-Q
period 2012-06-30
ALST Casino Holdco, LLC
filed 2012-08-14
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant’s units are not traded on an exchange or in any public market. As of July 31, 2012, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	Successor
	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,068	$9,583
Restricted cash	305	1,163
Receivables, net	995	1,300
Inventories	606	612
Prepaid gaming taxes	1,282	1,484
Prepaid expenses and other current assets	1,112	1,436

Total current assets	18,368	15,578
Property and equipment, net	63,524	64,659
Intangible assets, net	2,494	2,596
Other assets, net	6,202	6,205

Total assets	$90,588	$89,038

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$953	$940
Accounts payable	1,467	1,941
Accrued payroll and related	1,533	1,202
Accrued gaming and related	1,885	2,096
Accrued expenses and other current liabilities	886	2,771

Total current liabilities	6,724	8,950
Long-term debt, less current portion	43,648	42,261

Total liabilities	50,372	51,211
Commitments and contingencies (Note 9)
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	15	—
Retained earnings	2,947	573

Total members’ equity	40,216	37,827

Total liabilities and members’ equity	$90,588	$89,038

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues:
Casino	$14,151	$12,955	$28,686	$25,821
Food and beverage	3,591	3,343	7,062	6,605
Room	1,614	1,491	3,306	3,046
Other	958	883	1,621	1,603

Gross revenues	20,314	18,672	40,675	37,075
Promotional allowances	(1,589)	(1,380)	(3,013)	(2,730)

Net revenues	18,725	17,292	37,662	34,345

Operating costs and expenses:
Casino	5,974	5,724	12,188	11,868
Food and beverage	2,444	2,633	4,962	5,244
Room	564	479	1,122	1,004
Other	149	180	295	300
Selling, general and administrative	6,286	5,567	12,347	10,772
Depreciation and amortization	686	1,140	1,469	2,241
Management fees	445	499	927	999
Restructuring and other charges	—	1,967	—	2,550

Total operating costs and expenses	16,548	18,189	33,310	34,978

Operating income (loss)	2,177	(897)	4,352	(633)

Interest expense, net	(986)	(967)	(1,978)	(8,399)

Income (loss) before reorganization items	1,191	(1,864)	2,374	(9,032)
Reorganization items, net	—	(1,792)	—	(1,792)

Net income (loss)	$1,191	$(3,656)	$2,374	$(10,824)

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$2,374	$(10,824)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,469	2,241
Amortization of debt discount and debt issuance costs	(423)	—
Accrued interest - paid in kind	2,309	—
Reorganization items, net	—	1,792
Share-based compensation	15	—
Changes in operating assets and liabilities:
Restricted cash	858	350
Receivables, net	305	(208)
Inventories and prepaid expenses	513	(106)
Accounts payable	(474)	(1,296)
Accrued payroll and other current liabilities	(1,765)	720
Accrued interest	—	8,249
Due to affiliates, net	—	857
Other, net	3	579

Net cash provided by operating activities before reorganization items	5,184	2,354
Net cash used for reorganization items	—	(677)

Net cash provided by operating activities	5,184	1,677

Cash flows from investing activities:
Capital expenditures	(232)	(434)

Net cash used in investing activities	(232)	(434)

Cash flows from financing activities:
Principal payments on debt	(467)	(390)

Net cash used in financing activities	(467)	(390)

Net increase in cash and cash equivalents	4,485	853
Cash and cash equivalents, beginning of period	9,583	9,919

Cash and cash equivalents, end of period	$14,068	$10,772

Supplemental cash flow disclosure:
Cash paid for interest	$72	$150

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

Background

On April 12, 2011 (the “Petition Date”), Aliante Gaming, together with Aliante Holding and Aliante Station, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code (the “Chapter 11 Case”), in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”) to preserve their assets and the value of their estates. Aliante Gaming experienced lower than expected operating results as a result of macroeconomic conditions, including the economic downturn in the Las Vegas area and low consumer confidence levels. As a result, Aliante Gaming failed to (i) remain in compliance with certain financial maintenance covenants set forth in its $430.0 million credit facility (the “Previous Facility”) and (ii) make scheduled principal or interest payments under the Previous Facility beginning April 2009.

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

On the Effective Date, (i) 100% of the equity interests in Aliante Gaming previously held by Aliante Holding was canceled and ceased to be outstanding, (ii) each Lender received, on account, and in full satisfaction of its claims against Aliante Gaming arising under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which was contributed to the Company in exchange for 432,003 units of our issued and outstanding membership interests (“Common Units”) and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. As a result of the Restructuring Transactions, we refer to the Lenders as “Members”. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

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

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. As a result of the adoption of fresh-start reporting on the Effective Date, the fair value of long-term debt at June 30, 2012 approximates carrying value.

Related Party Transactions

On the Effective Date, the Company and Aliante Gaming entered into the Senior Secured Credit Facility with the Lenders, which own 100% of the Company’s Common Units. In addition, pursuant to the Company’s amended and restated operating agreement (the “Operating Agreement”) the Lenders have the right to designate up to four individuals to serve on the Company’s Board of Managers. The members of the Board of Managers that are designated by the Lenders could be deemed to have a material direct or indirect interest in the Senior Secured Credit Agreement by virtue of their relationship with the Lenders.

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

Reorganization Items

Reorganization items represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions. Reorganization items include legal and advisory fees incurred in connection with the Restructuring Transactions.

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

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Note 3. Receivables

Receivables, net consisted of the following (in thousands):

	Successor
	June 30, 2012	December 31, 2011
	(unaudited)
Casino	$42	$24
Hotel	322	226
Other	691	1,087

	1,055	1,337
Allowance for doubtful accounts	(60)	(37)

Receivables, net	$995	$1,300

Note 4. Property and Equipment

Property and equipment, net consisted of the following (amounts in thousands):

	Estimated	Successor
	Life	June 30,	December 31,
	(years)	2012	2011
		(unaudited)
Land	—	$6,200	$6,200
Buildings and improvements	10-45	51,223	51,223
Furniture, fixtures and equipment	3-7	7,620	7,601
Construction in progress		336	123

		65,379	65,147
Accumulated depreciation and amortization		(1,855)	(488)

Property and equipment, net		$63,524	$64,659

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Intangible Assets

Intangible assets, net consisted of the following (amounts in thousands):

	Estimated	Successor
	Life	June 30,	December 31,
	(years)	2012	2011
		(unaudited)
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30

Intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(53)	(13)
Customer relationships		(63)	(16)
Reservation backlog		(20)	(5)

Accumulated amortization		(136)	(34)

Intangible assets, net		$2,494	$2,596

Upon adoption of fresh-start reporting, we recognized $2.6 million in finite-lived life intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the respective estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $51,000 and $102,000 for the three and six months ended June 30, 2012, respectively.

Note 6. Long-term Debt

Long-term debt consisted of the following (in thousands):

	Successor
	June 30, 2012	December 31, 2011
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at June 30, 2012 and December 31, 2011 of $7.7 million and $7.2 million, respectively (related party)	$40,366	$38,499
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	3,311	3,746
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	924	956

Long-term debt	44,601	43,201
Less current portion of long-term debt	(953)	(940)

Long-term debt, net	$43,648	$42,261

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option and accrued interest has been payable in kind, resulting in $48.0 million and $45.7 million in principal outstanding under the Senior Secured Credit Facility as of June 30, 2012 and December 31, 2011, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Note 7. Share-Based Compensation

Common Units

In May 2012, 75 Common Units were issued to Ellis Landau and 56.25 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from November 1, 2011 through March 31, 2012 as previously approved by the Board of Managers. The Common Units were fully vested on the date of issuance.

Incentive Units

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

In December 2011, 750 Incentive Units were granted to certain members of the Board of Managers with a weighted average grant date fair value of $18.66 which vest in full on December 6, 2012. The Company determined the fair value associated with the Incentive Units taking into account the estimated enterprise value of the Company, expected term of the Incentive Units of 5.3 years, expected volatility based on expected volatility of equity instruments of comparable companies of 63% and a risk free rate of 1.03%. The estimated fair value of the Incentive Units is being recognized on a straight-line basis over the requisite service period of the awards in selling, general and administrative expenses on the accompanying condensed statements of operations. As of June 30, 2012, we had unearned share-based compensation of approximately $6,000 associated with the Incentive Units which is expected to be recognized over five months.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8. Management Fees

Successor

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, the Company was obligated to pay New Station (i) a monthly base management fee equal to 1% of gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station will continue to operate and manage the Casino for a transition period of up to 18 months under the same terms. Management fees incurred by the Company totaled approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2012, respectively.

Predecessor (related party)

In connection with Old Station’s emergence from bankruptcy, New Station and the Company entered into a Transition Service Agreement on June 17, 2011, whereby New Station provided the management services previously provided by Aliante Station until the Effective Date. Prior to June 17, 2011, Aliante Station was the managing member of Aliante Gaming and, subject to certain limitations set forth in the credit documentation governing the Previous Facility, generally entitled to receive a management fee for its services of 2% of the Predecessor’s gross revenues (as defined in the Aliante Gaming, LLC Amended and Restated operating agreement) and approximately 5% of EBITDA. As a result of the occurrence of certain events of default under the Previous Facility and certain other developments, the credit documentation governing the Previous Facility did not permit the Predecessor to pay any management fees to Aliante Station; however, the Predecessor continued to accrue the management fee expense. Management fees incurred by the Predecessor totaled approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2011, respectively.

In addition, Station provided various other shared services to the Predecessor such as purchasing, human resources, advertising and information technology and allocated the costs of the shared services to the Predecessor. The Predecessor also occasionally bought or sold slot machines and other equipment at net book value from Station. Expenses related to shared services totaled approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2011, respectively.

Note 9. Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons is not subject to Nevada use tax. The Casino had been claiming this exemption on its sales and use tax returns since operations commenced in November 2008 given the Nevada Supreme Court decision.

The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation’s regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. As of June 30, 2012, the Company has accrued a liability for the estimated amount of sales tax on complimentary food and employee meals for the period February 15, 2012 through June 30, 2012.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Legal Matters

The Company is currently a party to litigation arising in the ordinary course of business. In the opinion of management, all pending legal matters will not have a material effect on the business, financial position or results of operations of the Company.

Note 10. Subsequent Events

On July 13, 2012, 45 Common Units were issued to Ellis Landau and 33.75 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from April 1, 2012 through June 30, 2012 as previously approved by the Board of Managers. The Common Units were fully vested on the date of issuance.

On July 26, 2012, Matthew Dillard was replaced as a member of the Company’s Board of Managers with Charles Atwood, a designee appointed by North LV Holdco III LLC in accordance with the terms of the Operating Agreement.

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

Overview

Our operating results are greatly dependent on the level of gaming revenue generated at the Casino. Gaming revenue is generally defined as gaming wins less gaming losses. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play. We use our non-gaming revenue departments to drive customer traffic to the Casino. The majority of our revenue is cash-based, and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Additionally, because our business is capital intensive, we rely heavily on the ability of the Casino to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenues, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDAM (see “- Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, reorganization items, restructuring and other charges and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but these are the key indicators.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net income (loss) for the three and six months ended June 30, 2012 as compared to the prior year periods (in thousands, except percentages):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
Net revenues	$18,725	$17,292	8.3%	$37,662	$34,345	9.7%

Adjusted EBITDAM (a)	$3,308	$2,709	22.1%	$6,748	$5,157	30.9%
Less:
Depreciation and amortization	686	1,140	(39.8)%	1,469	2,241	(34.4)%
Management fees	445	499	(10.8)%	927	999	(7.2)%
Restructuring and other charges	—	1,967	(100.0)%	—	2,550	(100.0)%

Operating income (loss)	2,177	(897)	n/m	4,352	(633)	n/m
Interest expense, net	(986)	(967)	2.0%	(1,978)	(8,399)	(76.4)%
Reorganization items, net	—	(1,792)	(100.0)%	—	(1,792)	(100.0)%

Net income (loss)	$1,191	$(3,656)	n/m	$2,374	$(10,824)	n/m

n/m = not meaningful

(a)

EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating the Casino’s operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-

recurring items and management fees is necessary to present the most accurate measure of the Casino’s operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), Adjusted EBITDAM is a useful financial performance measurement for assessing the Casino’s operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net income (loss) plus interest, taxes, depreciation and amortization, management fees, reorganization items, restructuring and other charges and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of the Casino’s operating performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of management to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to the Casino’s operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while recurring in nature, are based on the operating results of the Casino and as such, the amount of management fees will vary in each period and are not considered Casino operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of the Casino’s operating performance. We believe that our Members use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, reorganization items, restructuring and other charges and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and condensed financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the three and six months ended June 30, 2012 as compared to the prior year periods (in thousands, except percentages):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
Casino revenues	$14,151	$12,955	9.2%	$28,686	$25,821	11.1%
Casino expenses	5,974	5,724	4.4%	12,188	11,868	2.7%
Margin	57.8%	55.8%		57.5%	54.0%

Food and beverage revenues	$3,591	$3,343	7.4%	$7,062	$6,605	6.9%
Food and beverage expenses	2,444	2,633	(7.2)%	4,962	5,244	(5.4)%
Margin	31.9%	21.2%		29.7%	20.6%

Room revenues	$1,614	$1,491	8.2%	$3,306	$3,046	8.5%
Room expenses	564	479	17.7%	1,122	1,004	11.8%
Margin	65.1%	67.9%		66.1%	67.0%

Other revenues	$958	$883	8.5%	$1,621	$1,603	1.1%
Other expenses	149	180	(17.2)%	295	300	(1.7)%

Selling, general and administrative expenses	$6,286	$5,567	12.9%	$12,347	$10,772	14.6%
Percent of net revenues	33.6%	32.2%		32.8%	31.4%

Casino. Casino revenues increased 9.2% to $14.2 million for the three months ended June 30, 2012 as compared to $13.0 million for the three months ended June 30, 2011. The $1.2 million increase in casino revenues is due primarily to an 11.2% improvement in slot revenue. Casino expenses increased 4.4% to $6.0 million for the three months ended June 30, 2012 as compared to $5.7 million for the three months ended June 30, 2011, primarily due to increased gaming taxes as a result of the improvement in casino revenues and increased promotional expenses which were partially offset by lower payroll and related costs. The net impact of these factors resulted in a 2.0 percentage point improvement in the casino operating margin for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Casino revenues increased 11.1% to $28.7 million for the six months ended June 30, 2012 as compared to $25.8 million for the six months ended June 30, 2011. The $2.9 million increase in casino revenues is due primarily to a 10.8% improvement in slot revenue and a 12.3% improvement in table games revenue. Casino expenses increased 2.7% to $12.2 million for the six months ended June 30, 2012 as compared to $11.9 million for the six months ended June 30, 2011, primarily due to increased gaming taxes as a result of the improvement in casino revenues and increased promotional expenses which were partially offset by lower payroll and related costs. The net impact of these factors resulted in a 3.5 percentage point improvement in the casino operating margin for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Food and Beverage. Food and beverage revenues increased 7.4% to $3.6 million for the three months ended June 30, 2012 as compared to $3.3 million for the three months ended June 30, 2011. Food and beverage revenues increased 6.9% to $7.1 million for the six months ended June 30, 2012 as compared to $6.6 million for the six months ended June 30, 2011. The increase in food and beverage revenues during 2012 was primarily a result of the conversion of the Mexican restaurant into an owned outlet in September 2011 which was previously leased. As of result, the number of food and beverage guests served for the three months ended June 30, 2012 increased 8.2%

compared to the prior year period while the average guest check remained virtually unchanged. The number of food and beverage guests served for the six months ended June 30, 2012 increased 5.8% compared to the prior year period while the average guest check increased 1.3%.

Food and beverage expenses decreased $0.2 million, or 7.2%, for the three months ended June 30, 2012 compared to the prior year period. Food and beverage expenses decreased $0.3 million, or 5.4%, for the six months ended June 30, 2012 compared to the prior year period. The decrease in food and beverage expenses during 2012 was due to operating efficiencies. The food and beverage operating margin improved to 31.9% for the three months ended June 30, 2012 as compared to 21.2% for the three months ended June 30, 2011. The food and beverage operating margin improved to 29.7% for the six months ended June 30, 2012 as compared to 20.6% for the six months ended June 30, 2011. The improvement in the food and beverage operating margin during 2012 was a result of the increased food and beverage revenues and lower food and beverage expenses.

Room. The following table shows key information for hotel operations:

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
Occupancy	94%	89%		93%	90%
Average daily rate	$80	$80	—	$84	$83	1.2%
Revenue per available room	$75	$71	5.6%	$78	$75	4.0%

Room revenues increased by 8.2%, or $0.1 million, to $1.6 million for the three months ended June 30, 2012 as compared to $1.5 million for the prior year period. The increase in room revenues is attributable to improved occupancy due to marketing and sales programs. Room expenses increased for the three months ended June 30, 2012 as compared to the prior year period primarily due to the increased occupancy.

Room revenues increased by 8.5%, or $0.3 million, to $3.3 million for the six months ended June 30, 2012 as compared to $3.0 million for the prior year period. The increase is attributable to improved occupancy as a result of marketing and sales programs which increased room revenues by $0.2 million in addition to an increase in the average daily room rate as a result of maximization of room rates during peak periods which increased room revenues by $0.1 million. Room expenses increased for the six months ended June 30, 2012 as compared to the prior year period primarily due to the increased occupancy.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, and entertainment. Other revenues increased by $0.1 million, or 8.5%, during the three months ended June 30, 2012 as compared to the same period in the prior year, primarily as a result of increased rent earned from leased outlets. Other expenses decreased slightly during the three months ended June 30, 2012 as compared to the same period in the prior year. Other revenues and other expenses remained virtually unchanged during the six months ended June 30, 2012 as compared to the same period in the prior year.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 12.9% to $6.3 million for the three months ended June 30, 2012, compared to $5.6 million for the three months ended June 30, 2011. SG&A expenses increased 14.6% to $12.3 million for the six months ended June 30, 2012, compared to $10.8 million for the six months ended June 30, 2011. SG&A expenses as a percentage of net revenues were 33.6% for the three months ended June 30, 2012 as compared to 32.2% for the prior year period. SG&A expenses as a percentage of net revenues were 32.8% for the six months ended June 30, 2012 as compared to 31.4% for the prior year period. The increase in SG&A expenses is primarily due to additional expenses incurred as a public filing company. In addition, Aliante Gaming is no longer an affiliated entity of New Station, consequently increasing costs related to legal and other general and administrative expenses.

Adjusted EBITDAM. Adjusted EBITDAM increased 22.1% to $3.3 million for the three months ended June 30, 2012 as compared to $2.7 million for the three months ended June 30, 2011 as a result of all the factors discussed above. Adjusted EBITDAM increased 30.9% to $6.7 million for the six months ended June 30, 2012 as compared to $5.2 million for the six months ended June 30, 2011 as a result of all the factors discussed above.

Depreciation and Amortization. Depreciation and amortization expense for the three and six months ended June 30, 2012 was $0.7 million and $1.5 million, respectively. Depreciation and amortization expense for the three and six months ended June 30, 2011 was $1.1 million and $2.2 million, respectively. The resetting of the carrying values of our assets and liabilities as a result of fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and the establishment of definite-lived intangible assets. As a result, depreciation and amortization expense for the three and six months ended June 30, 2012 is not comparable to the three and six months ended June 30, 2011.

Restructuring and Other Charges. Restructuring and other charges were $2.0 million and $2.6 million for the three and six months ended June 30, 2011, respectively, and represent expenses related to the evaluation of financial and strategic alternatives. These charges primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the bankruptcy filing on April 12, 2011 (the “Petition Date”).

Operating Income (Loss). As a result of the factors discussed above, operating income was $2.2 million for the three months ended June 30, 2012, compared to operating loss of $0.9 million for the three months ended June 30, 2011. Operating income was $4.4 million for the six months ended June 30, 2012, compared to operating loss of $0.6 million for the six months ended June 30, 2011 as a result of the factors discussed above.

Interest Expense. As a result of the reorganization, interest expense, net, for the three and six months ended June 30, 2012 is not comparable to the three and six months ended June 30, 2011. Our outstanding principal indebtedness at June 30, 2012 was approximately $52.3 million compared to the Predecessor’s outstanding principal indebtedness of approximately $364.5 million as of June 30, 2011. Interest expense, net for the three and six months ended June 30, 2012 was $1.0 million and $2.0 million, respectively, which was primarily related to our Senior Secured Credit Facility with $48.0 million in Senior Secured Loans outstanding as of June 30, 2012. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of June 30, 2012, Aliante Gaming has not elected the cash interest payment option. Interest expense during the three and six months ended June 30, 2012 was offset by approximately $0.2 million and $0.4 million, respectively, related to an increase in the debt discount incurred in fresh-start reporting as a result of the application of the effective interest method.

For the three and six months ended June 30, 2011, interest expense, net was $1.0 million and $8.4 million, respectively. As a result of the bankruptcy filing on April 12, 2011, the Predecessor did not accrue for, or make, any interest payments on its previous credit facility subsequent to the Petition Date.

Reorganization Items. Reorganization items were $1.8 million for both the three and six months ended June 30, 2011 which was comprised of expenses incurred after the Petition Date including legal and advisory fees in connection with the reorganization and the bankruptcy filing.

Net Income (Loss). As a result of the factors discussed above, net income was $1.2 million for the three months ended June 30, 2012, compared to a net loss of $3.7 million for three months ended June 30, 2011. As a result of the factors discussed above, net income was $2.4 million for the six months ended June 30, 2012, compared to a net loss of $10.8 million for six months ended June 30, 2011.

Liquidity and Capital Resources

Our cash flows may be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for the remainder of 2012, excluding the costs associated with the transition away from New Station, which is expected in the fourth quarter of 2012. We anticipate the transition away from New Station will require between $10 million to $14 million which we intend to fund with cash on hand and with revenue from our operations. In the event we require additional funding to complete the transition, we may seek such funding from our members or from other sources. We expect to fund capital expenditures for maintenance of the Casino with funds generated from our operations. However, we cannot assure you that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option and accrued interest has been payable in kind, resulting in $48.0 million in principal outstanding under the Senior Secured Credit Facility as of June 30, 2012. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Year Ending December 31, 2012

Our primary cash requirements for the remainder of 2012 are expected to include approximately $1.3 million for maintenance capital expenditures and $0.5 million for principal and interest payments on indebtedness, which we expect to fund with cash on hand and revenue from our operations. In addition, we anticipate spending between $10 million to $14 million by the end of 2012 on the transition away from New Station. We do not expect to make distributions to the Members in 2012. At June 30, 2012, we have no availability for borrowings under the Senior Secured Credit Facility and had $14.1 million in cash and cash equivalents, approximately half of which is used on the casino floor with the remaining half available for other general purposes.

Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations will be adequate to meet our financial and operating obligations for the remainder of 2012, excluding the costs associated with the transition away from New Station, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Six months ended June 30, 2012 and 2011

The following table summarizes our historical cash flows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net cash provided by operating activities	$5,184	$1,677
Net cash used in investing activities	(232)	(434)
Net cash used in financing activities	(467)	(390)

Net increase in cash and cash equivalents	$4,485	$853

For the six months ended June 30, 2012, operating activities provided $5.2 million in cash flows on $2.4 million in net income compared to cash provided by operating activities of $1.7 million on $10.8 million in net losses for the six months ended June 30, 2011. The $3.5 million increase in cash flows from operating activities resulted primarily from an increase in our net revenues of $3.3 million and other changes in net working capital. For the six months ended June 30, 2012 and 2011, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the six months ended June 30, 2012 and 2011. There were no distributions to the Members during the six months ended June 30, 2012.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2012, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2012, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and its Treasurer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). You should note that the design of any system of control is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, the Chief Executive Officer and the Treasurer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Treasurer, to allow timely decisions regarding required disclosure. The evaluation conducted did not include an evaluation of the Predecessor.

Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: August 14, 2012	By:	/s/ SOOHYUNG KIM
	Name:	Soohyung Kim
	Title:	Manager, Chief Executive Officer and Secretary