Form 10-Q
period 2012-09-30
ALST Casino Holdco, LLC
filed 2012-11-14
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant’s units are not traded on an exchange or in any public market. As of October 31, 2012, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	Successor
	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,222	$9,583
Restricted cash	304	1,163
Receivables, net	1,109	1,300
Inventories	538	612
Prepaid gaming taxes	1,562	1,484
Prepaid expenses and other current assets	777	1,436

Total current assets	18,512	15,578
Property and equipment, net	64,742	64,659
Intangible assets, net	2,444	2,596
Other assets, net	6,218	6,205

Total assets	$91,916	$89,038

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$961	$940
Accounts payable	1,814	1,941
Accrued payroll and related	1,951	1,202
Accrued gaming and related	2,020	2,096
Accrued expenses and other current liabilities	695	2,771

Total current liabilities	7,441	8,950
Long-term debt, less current portion	44,366	42,261

Total liabilities	51,807	51,211
Commitments and contingencies (Note 9)
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	23	—
Retained earnings	2,832	573

Total members’ equity	40,109	37,827

Total liabilities and members’ equity	$91,916	$89,038

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues:
Casino	$13,785	$12,781	$42,471	$38,602
Food and beverage	3,263	3,257	10,325	9,862
Room	1,561	1,455	4,867	4,501
Other	831	789	2,452	2,392

Gross revenues	19,440	18,282	60,115	55,357
Promotional allowances	(1,510)	(1,306)	(4,523)	(4,036)

Net revenues	17,930	16,976	55,592	51,321

Operating costs and expenses:
Casino	5,761	5,381	17,949	17,249
Food and beverage	2,361	2,530	7,323	7,774
Room	539	507	1,661	1,511
Other	147	167	442	467
Selling, general and administrative	6,980	6,288	19,327	17,060
Depreciation and amortization	766	1,139	2,235	3,380
Management fees	557	351	1,484	1,350
Gain on disposal of assets, net	(109)	—	(109)	—
Preopening expenses	—	12	—	12
Restructuring and other charges	—	—	—	2,550

Total operating costs and expenses	17,002	16,375	50,312	51,353

Operating income (loss)	928	601	5,280	(32)

Interest expense, net	(1,043)	(85)	(3,021)	(8,484)

(Loss) income before reorganization items	(115)	516	2,259	(8,516)
Reorganization items, net	—	(672)	—	(2,464)

Net (loss) income	$(115)	$(156)	$2,259	$(10,980)

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Cash flows from operating activities:
Net income (loss)	$2,259	$(10,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,235	3,380
Gain on disposal of assets, net	(109)	—
Amortization of debt discount and debt issuance costs	(619)	—
Accrued interest - paid in kind	3,520	—
Reorganization items, net	—	2,464
Share-based compensation	23	—
Changes in operating assets and liabilities:
Restricted cash	859	350
Receivables, net	191	83
Inventories and prepaid expenses	599	198
Accounts payable	(127)	(1,056)
Accrued payroll and other current liabilities	(1,403)	549
Accrued interest	—	8,249
Due to affiliates, net	—	(31)
Due to Station, net	—	2,108
Other, net	(13)	636

Net cash provided by operating activities before reorganization items	7,415	5,950
Net cash used for reorganization items	—	(2,464)

Net cash provided by operating activities	7,415	3,486

Cash flows from investing activities:
Capital expenditures	(2,193)	(1,025)
Proceeds from sale of property and equipment	136	—

Net cash used in investing activities	(2,057)	(1,025)

Cash flows from financing activities:
Principal payments on debt	(719)	(604)

Net cash used in financing activities	(719)	(604)

Net increase in cash and cash equivalents	4,639	1,857
Cash and cash equivalents, beginning of period	9,583	9,919

Cash and cash equivalents, end of period	$14,222	$11,776

Supplemental cash flow disclosure:
Cash paid for interest	$119	$234

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Casino and Hotel, previously Aliante Station Casino + Hotel, located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary.

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

On May 20, 2011, Aliante Gaming, along with Aliante Holding, Aliante Station and certain other affiliates of Old Station, filed with the Bankruptcy Court, an amended joint plan of reorganization (the “Plan”) resulting from negotiations with its lenders (the “Lenders”) under the Previous Facility and its International Swaps and Derivatives Association master agreement (the “Swap Agreement”). Under the Plan, Aliante Gaming and the Lenders agreed to enter into a series of restructuring transactions pursuant to which the Lenders received new equity of, and issued new debt to, Aliante Gaming, as reorganized, as of the Effective Date.

On the Effective Date, (i) 100% of the equity interest in Aliante Gaming previously held by Aliante Holding were canceled and ceased to be outstanding, (ii) each Lender received, on account, and in full satisfaction of its claims against Aliante Gaming arising under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which were contributed to the Company in exchange for 432,003 units of our issued and outstanding membership interests (“Common Units”) resulting in the Lenders becoming our “Members” and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

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

Principles of Consolidation

The accompanying condensed financial statements of the Successor include the Company and its wholly owned subsidiary, Aliante Gaming. All material intercompany transactions are eliminated in consolidation. The accompanying condensed financial statements of the Predecessor represent Aliante Gaming prior to the Effective Date.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments. As a result of the adoption of fresh-start reporting on the Effective Date, the fair value of long-term debt at September 30, 2012 approximates carrying value.

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

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate or federal income taxes. As a result, no provision for income taxes has been made in the accompanying condensed financial statements.

Restructuring and Other Charges

Restructuring and other charges represent expenses related to the evaluation of financial and strategic alternatives and primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the filing of the Chapter 11 Case on the Petition Date, including preparation for the bankruptcy filing.

Reorganization Items

Reorganization items represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions including legal and advisory fees incurred.

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

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3. Receivables

Receivables, net consisted of the following (in thousands):

	Successor
	September 30, 2012	December 31, 2011
	(unaudited)
Casino	$49	$24
Hotel	322	226
Other	791	1,087

	1,162	1,337
Allowance for doubtful accounts	(53)	(37)

Receivables, net	$1,109	$1,300

Note 4. Property and Equipment

Property and equipment, net consisted of the following (amounts in thousands):

	Estimated Life (years)	Successor
		September 30,	December 31,
		2012	2011
		(unaudited)
Land	—	$6,200	$6,200
Buildings and improvements	10-45	51,228	51,223
Furniture, fixtures and equipment	3-7	7,740	7,601
Construction in progress		2,139	123

		67,307	65,147
Accumulated depreciation and amortization		(2,565)	(488)

Property and equipment, net		$64,742	$64,659

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 5. Intangible Assets

Intangible assets, net consisted of the following (amounts in thousands):

	Estimated Life (years)	Successor
		September 30,	December 31,
		2012	2011
		(unaudited)
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30

Intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(73)	(13)
Customer relationships		(86)	(16)
Reservation backlog		(27)	(5)

Accumulated amortization		(186)	(34)

Intangible assets, net		$2,444	$2,596

Upon the adoption of fresh-start reporting, we recognized $2.6 million in finite-lived intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the respective estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $51,000 and $152,000 for the three and nine months ended September 30, 2012, respectively.

Note 6. Long-term Debt

Long-term debt consisted of the following (in thousands):

	Successor
	September 30, 2012	December 31, 2011
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at September 30, 2012 and December 31, 2011 of $7.9 million and $7.2 million, respectively (related party)	$41,344	$38,499
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	3,091	3,746
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	892	956

Long-term debt	45,327	43,201
Less current portion of long-term debt	(961)	(940)

Long-term debt, net	$44,366	$42,261

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option and accrued interest has been payable in kind, resulting in $49.3 million and $45.7 million in principal outstanding under the Senior Secured Credit Facility as of September 30, 2012 and December 31, 2011, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Note 7. Share-Based Compensation

Common Units

In May 2012, 75 Common Units were issued to Ellis Landau and 56.25 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from November 1, 2011 through March 31, 2012. In July 2012, 45 Common Units were issued to Ellis Landau and 33.75 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from April 1, 2012 through June 30, 2012. The Common Units were fully vested on the date of issuance.

Incentive Units

On December 6, 2011, the Board of Managers approved the 2011 Equity Plan (the “Equity Plan”) as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units (the “Incentive Units”). The Equity Plan is designed to give select officers, employees, consultants and service providers of the Company, including the members of the Board of Managers, the right to acquire an ownership interest in the Company and an incentive to help grow the business.

In December 2011, 750 Incentive Units were granted to certain members of the Board of Managers with a weighted average grant date fair value of $18.66 which vest in full on December 6, 2012. The Company determined the fair value associated with the Incentive Units taking into account the estimated enterprise value of the Company, an expected term of the Incentive Units of 5.3 years, an expected volatility based on expected volatility of equity instruments of comparable companies of 63% and a risk free rate of 1.03%. The estimated fair value of the Incentive

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

Units is being recognized on a straight-line basis over the requisite service period of the awards in selling, general and administrative expenses on the accompanying condensed statements of operations. As of September 30, 2012, we had unearned share-based compensation of approximately $3,000 associated with the Incentive Units which is expected to be recognized over two months.

Note 8. Management Fees

Successor

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, the Company was obligated to pay New Station (i) a monthly base management fee equal to 1% of gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station continued to operate and manage the Casino through October 31, 2012. Effective November 1, 2012, the Casino assumed management and established their own internal management team to oversee the operations of the Casino. Management fees incurred by the Company totaled approximately $0.6 million and $1.5 million for the three and nine months ended September 30, 2012, respectively.

Predecessor (related party)

In connection with Old Station’s emergence from bankruptcy, New Station and the Company entered into a Transition Service Agreement on June 17, 2011, whereby New Station provided the management services previously provided by Aliante Station until the Effective Date. Prior to June 17, 2011, Aliante Station was the managing member of Aliante Gaming and, subject to certain limitations set forth in the credit documentation governing the Previous Facility, generally entitled to receive a management fee for its services of 2% of the Predecessor’s gross revenues (as defined in the Aliante Gaming, LLC Amended and Restated operating agreement) and approximately 5% of EBITDA. As a result of the occurrence of certain events of default under the Previous Facility and certain other developments, the credit documentation governing the Previous Facility did not permit the Predecessor to pay any management fees to Aliante Station; however, the Predecessor continued to accrue the management fee expense. Management fees incurred by the Predecessor totaled approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2011, respectively.

In addition, Station provided various other shared services to the Predecessor such as purchasing, human resources, advertising and information technology and allocated the costs of the shared services to the Predecessor. The Predecessor also occasionally bought or sold slot machines and other equipment at net book value from Station. Expenses related to shared services totaled approximately $1.4 million and $3.3 million for the three and nine months ended September 30, 2011, respectively.

Note 9. Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Casino had been claiming this exemption on its sales and use tax returns since operations commenced in November 2008 given the Nevada Supreme Court decision. The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(unaudited)

On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation’s regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. The sales tax applies to all complimentary food and employee meals on or after February 15, 2012, and accordingly, the Company has accrued a liability for the estimated amount of sales tax as of September 30, 2012 for the period February 15, 2012 through September 30, 2012.

Legal Matters

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

Note 10. Subsequent Events

The Company and New Station terminated the transition services provided under the Management Agreement and the transition services ceased on October 31, 2012. Effective November 1, 2012, the Casino assumed management and established their own internal management team to oversee the operations of the Casino.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The reorganization was completed on November 1, 2011, resulting in Aliante Gaming, the owner and operator of Aliante Casino and Hotel, previously Aliante Station Casino + Hotel, in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. The Casino is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

On November 1, 2011, the Company and Aliante Gaming entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with our lenders (the “Lenders”) and holders of 100% of our membership interests (the “Common Units”), also referred to as “Members”. The Senior Secured Credit Facility is further described under “- Liquidity and Capital Resources”.

Overview

Our operating results are greatly dependent on the level of gaming revenue generated by the Casino. Gaming revenue is generally defined as gaming wins less gaming losses. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play. We use our non-gaming revenue departments to drive customer traffic to the Casino. The majority of our revenue is cash-based, and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Additionally, because our business is capital intensive, we rely heavily on the ability of the Casino to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

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

We are organized as a limited liability company and are not subject to income tax in the jurisdiction in which we operate or federal income taxes. Accordingly, a provision for income taxes is not included in our condensed financial statements.

Management Agreement

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with Station Casinos, LLC (“New Station”) pursuant to which New Station agreed to manage the

Casino and provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of the gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station continued to operate and manage the Casino until October 31, 2012. Effective November 1, 2012, the Casino assumed management and established their own internal management team to oversee the operations of the Casino.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net (loss) income for the three and nine months ended September 30, 2012 as compared to the prior year periods (in thousands, except percentages):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
Net revenues	$17,930	$16,976	5.6%	$55,592	$51,321	8.3%

Adjusted EBITDAM (a)	$2,142	$2,103	1.9%	$8,890	$7,260	22.5%
Less:
Depreciation and amortization	766	1,139	(32.7)%	2,235	3,380	(33.9)%
Management fees	557	351	58.7%	1,484	1,350	9.9%
Gain on disposal of assets, net	(109)	—	100.0%	(109)	—	100.0%
Preopening expenses	—	12	(100.0)%	—	12	(100.0)%
Restructuring and other charges	—	—	—	—	2,550	(100.0)%

Operating income (loss)	928	601	54.4%	5,280	(32)	n/m
Interest expense, net	(1,043)	(85)	n/m	(3,021)	(8,484)	(64.4)%
Reorganization items, net	—	(672)	(100.0)%	—	(2,464)	(100.0)%

Net (loss) income	$(115)	$(156)	(26.3)%	$2,259	$(10,980)	n/m

n/m = not meaningful

(a)	EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating the Casino’s operating performance because we believe that the inclusion, or exclusion, of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of the Casino’s operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), Adjusted EBITDAM is a useful financial performance measurement for assessing the Casino’s operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net income (loss) plus interest, taxes, depreciation and amortization, management fees, loss (gain) on disposal of assets, net, preopening expenses, reorganization items, restructuring and other charges and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of the Casino’s operating performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of management to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to the Casino’s operating trends or be indicative of future results. For example, loss (gain) on disposal of assets will be significantly different in periods when we dispose of assets and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while recurring in nature, are based on the operating results of the Casino and as such, the amount of management fees will vary in each period and are not considered Casino operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of the Casino’s operating performance. We believe that our Members use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, loss (gain) on disposal of assets, net, preopening expenses, reorganization items, restructuring and other charges and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and condensed financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the three and nine months ended September 30, 2012 as compared to the prior year periods (in thousands, except percentages):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
Casino revenues	$13,785	$12,781	7.9%	$42,471	$38,602	10.0%
Casino expenses	5,761	5,381	7.1%	17,949	17,249	4.1%
Margin	58.2%	57.9%		57.7%	55.3%

Food and beverage revenues	$3,263	$3,257	0.2%	$10,325	$9,862	4.7%
Food and beverage expenses	2,361	2,530	(6.7)%	7,323	7,774	(5.8)%
Margin	27.6%	22.3%		29.1%	21.2%

Room revenues	$1,561	$1,455	7.3%	$4,867	$4,501	8.1%
Room expenses	539	507	6.3%	1,661	1,511	9.9%
Margin	65.5%	65.2%		65.9%	66.4%

Other revenues	$831	$789	5.3%	$2,452	$2,392	2.5%
Other expenses	147	167	(12.0)%	442	467	(5.4)%

Selling, general and administrative expenses	$6,980	$6,288	11.0%	$19,327	$17,060	13.3%
Percent of net revenues	38.9%	37.0%		34.8%	33.2%

Casino. Casino revenues increased 7.9% to $13.8 million for the three months ended September 30, 2012 as compared to $12.8 million for the three months ended September 30, 2011. The $1.0 million increase in casino revenues is due primarily to a 4.9% improvement in slot revenue and a 15.3% improvement in table games revenue. Casino expenses increased 7.1% to $5.8 million for the three months ended September 30, 2012 as compared to $5.4 million for the three months ended September 30, 2011, primarily due to increased gaming taxes as a result of the improvement in casino revenues and increased costs related to promotional expenses. The net impact of these factors resulted in a 0.3 percentage point improvement in the casino operating margin for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Casino revenues increased 10.0% to $42.5 million for the nine months ended September 30, 2012 as compared to $38.6 million for the nine months ended September 30, 2011. The $3.9 million increase in casino revenues is due primarily to an 8.8% improvement in slot revenue and a 13.3% improvement in table games revenue. Casino expenses increased 4.1% to $17.9 million for the nine months ended September 30, 2012 as compared to $17.2 million for the nine months ended September 30, 2011, primarily due to increased gaming taxes as a result of the improvement in casino revenues and increased costs related to promotional expenses which were partially offset by lower payroll and related costs. The net impact of these factors resulted in a 2.4 percentage point improvement in the casino operating margin for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Food and Beverage. Food and beverage revenues were virtually unchanged for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The number of food and beverage guests served for the three months ended September 30, 2012 increased 2.8% compared to the prior year period while the average guest check decreased 1.4%. Food and beverage revenues increased 4.7% to $10.3 million for the nine months ended September 30, 2012 as compared to $9.9 million for the nine months ended September 30, 2011.

The increase in food and beverage revenues during the nine months ended September 30, 2012 was primarily a result of the conversion of the Mexican restaurant into an owned outlet in September 2011 which was previously leased resulting in a 4.9% increase in the number of food and beverage guests served for the nine months ended September 30, 2012 compared to the prior year period. Additionally, the average guest check increased 0.4% during the nine months ended September 30, 2012 compared to the prior year period.

Food and beverage expenses decreased $0.2 million, or 6.7%, for the three months ended September 30, 2012 compared to the prior year period. Food and beverage expenses decreased $0.5 million, or 5.8%, for the nine months ended September 30, 2012 compared to the prior year period. The decrease in food and beverage expenses during 2012 was due to operating efficiencies. The food and beverage operating margin improved to 27.6% for the three months ended September 30, 2012 as compared to 22.3% for the three months ended September 30, 2011. The food and beverage operating margin improved to 29.1% for the nine months ended September 30, 2012 as compared to 21.2% for the nine months ended September 30, 2011. The improvement in the food and beverage operating margin during 2012 was a result of the increased food and beverage revenues and lower food and beverage expenses.

Room. The following table shows key information related to our hotel operations:

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
Occupancy	89%	89%		92%	90%
Average daily rate	$82	$74	10.8%	$84	$80	5.0%
Revenue per available room	$73	$66	10.6%	$77	$72	6.9%

Room revenues increased 7.3%, or $0.1 million, to $1.6 million for the three months ended September 30, 2012 as compared to $1.5 million for the prior year period. The increase in room revenues is attributable to an increase in the average daily room rate as a result of maximization of room rates during peak periods. Room expenses increased slightly for the three months ended September 30, 2012 as compared to the prior year period.

Room revenues increased 8.1%, or $0.4 million, to $4.9 million for the nine months ended September 30, 2012 as compared to $4.5 million for the prior year period. The increase is attributable to improved occupancy which increased room revenues by $0.1 million in addition to an increase in the average daily room rate as a result of maximization of room rates during peak periods which increased room revenues by $0.3 million. Room expenses increased for the nine months ended September 30, 2012 as compared to the prior year period in correlation to the increased occupancy.

Other Revenues and Expenses. Other revenues primarily includes income from leased outlets, the gift shop, and entertainment. Other revenues increased during the three and nine months ended September 30, 2012 as compared to the same periods in the prior year, primarily as a result of increased rent earned from leased outlets. Other expenses decreased slightly during the three and nine months ended September 30, 2012 as compared to the same periods in the prior year.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 11.0% to $7.0 million for the three months ended September 30, 2012, compared to $6.3 million for the three months ended September 30, 2011. SG&A expenses increased 13.3% to $19.3 million for the nine months ended September 30, 2012, compared to $17.1 million for the nine months ended September 30, 2011. SG&A expenses as a percentage of net revenues were 38.9% for the three months ended September 30, 2012 as compared to 37.0% for the prior year period. SG&A expenses as a percentage of net revenues were 34.8% for the nine months ended September 30, 2012 as compared to 33.2% for the prior year period. The increase in SG&A expenses is primarily due to additional expenses incurred as a public filing company. In addition, Aliante Gaming is no longer an affiliated entity of New Station, consequently increasing costs related to legal and other general and administrative expenses.

Adjusted EBITDAM. Adjusted EBITDAM was virtually unchanged for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 at $2.1 million as a result of all the factors discussed above. Adjusted EBITDAM increased 22.5% to $8.9 million for the nine months ended September 30, 2012 as compared to $7.3 million for the nine months ended September 30, 2011 as a result of all the factors discussed above.

Depreciation and Amortization. Depreciation and amortization expense for the three and nine months ended September 30, 2012 was $0.8 million and $2.2 million, respectively. Depreciation and amortization expense for the three and nine months ended September 30, 2011 was $1.1 million and $3.4 million, respectively. The resetting of the carrying values of our assets and liabilities as a result of fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and the establishment of finite-lived intangible assets. As a result, depreciation and amortization expense for the three and nine months ended September 30, 2012 is not comparable to the three and nine months ended September 30, 2011.

Restructuring and Other Charges. Restructuring and other charges were $2.6 million for the nine months ended September 30, 2011 and represent expenses related to the evaluation of financial and strategic alternatives. These charges primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the bankruptcy filing on April 12, 2011 (the “Petition Date”).

Operating Income (Loss). As a result of the factors affecting Adjusted EBITDAM, as well as depreciation and amortization and restructuring and other charges, operating income was $0.9 million for the three months ended September 30, 2012, compared to $0.6 million for the three months ended September 30, 2011. Operating income was $5.3 million for the nine months ended September 30, 2012, compared to an operating loss of $32,000 for the nine months ended September 30, 2011 as a result of the factors discussed above.

Interest Expense. As a result of the reorganization, our principal indebtedness outstanding at September 30, 2012 was approximately $53.2 million compared to the Predecessor’s outstanding principal indebtedness of approximately $364.3 million as of September 30, 2011. Thereby, interest expense, net for the three and nine months ended September 30, 2012 is not comparable to the same periods of the prior year.

Interest expense, net for the three and nine months ended September 30, 2012 was $1.0 million and $3.0 million, respectively. Interest expense, net was primarily related to our $49.3 million in Senior Secured Loans outstanding as of September 30, 2012 offset by an increase in the debt discount incurred as a result of the application of the effective interest method under fresh-start reporting of approximately $0.2 million and $0.6 million for the same periods, respectively.

For the three and nine months ended September 30, 2011, interest expense, net was $0.1 million and $8.5 million, respectively. As a result of the bankruptcy filing on April 12, 2011, the Predecessor did not accrue for, or make, any interest payments on its previous credit facility subsequent to the Petition Date.

Reorganization Items. Reorganization items were $0.7 million and $2.5 million for the three and nine months ended September 30, 2011, respectively, which was comprised of expenses incurred after the Petition Date including legal and advisory fees in connection with the reorganization and the bankruptcy filing.

Net (Loss) Income. As a result of the factors discussed above, net loss was $0.1 million for the three months ended September 30, 2012, compared to a net loss of $0.2 million for three months ended September 30, 2011. As a result of the factors discussed above, net income was $2.3 million for the nine months ended September 30, 2012, compared to a net loss of $11.0 million for nine months ended September 30, 2011.

Liquidity and Capital Resources

Our cash flows may be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for the remainder of 2012. We anticipate the transition away from New Station will require between $10 million to $14 million which we intend to fund with cash on hand and with revenue from our operations. As of September 30, 2012 we have incurred approximately $4.0 million in costs related to the transition away from New Station. However, in the event we require additional funding to complete the transition, we may seek such funding from our Members or from other sources. We expect to fund capital expenditures for maintenance of the Casino with funds generated from our operations. However, we cannot assure you that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option and accrued interest has been payable in kind, resulting in $49.3 million in principal outstanding under the Senior Secured Credit Facility as of September 30, 2012. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Year Ending December 31, 2012

Our primary cash requirements for the remainder of 2012 are expected to include between $6 million to $10 million on the transition away from New Station, which we expect to fund with cash on hand and revenue from our operations. We do not expect to make distributions to the Members in 2012. At September 30, 2012, we have no availability for borrowings under the Senior Secured Credit Facility and had $14.2 million in cash and cash equivalents, approximately half of which is used on the casino floor with the remaining half available for other general purposes.

Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure you that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations will be adequate to meet our financial and operating obligations for the remainder of 2012, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Nine months ended September 30, 2012 and 2011

The following table summarizes our historical cash flows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net cash provided by operating activities	$7,415	$3,486
Net cash used in investing activities	(2,057)	(1,025)
Net cash used in financing activities	(719)	(604)

Net increase in cash and cash equivalents	$4,639	$1,857

For the nine months ended September 30, 2012, operating activities provided $7.4 million in cash flows on $2.3 million in net income compared to cash provided by operating activities of $3.5 million on $11.0 million in net losses for the nine months ended September 30, 2011. The $3.9 million increase in cash flows from operating activities resulted primarily from an increase in our net revenues of $4.3 million and other changes in net working capital. For the nine months ended September 30, 2012, cash used in investing activities consisted of $2.2 million for capital expenditures which was offset by proceeds from the sale of property and equipment of $0.1 million. For the nine months ended September 30, 2011, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the nine months ended September 30, 2012 and 2011. There were no distributions to the Members during the nine months ended September 30, 2012.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2012, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2012, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 1A. RISK FACTORS.

A description of our risk factors can be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as presented below, there have been no material changes in the risk factors described in our Annual Report on Form 10-K.

We may not be successful in transitioning away from New Station.

As previously agreed, on October 31, 2012, New Station ceased providing management services to the Casino pursuant to the transition services provisions of the Management Agreement. There can be no assurance that we will be successful at managing and operating the Casino or that the Casino would not be more successfully managed by a third party manager pursuant to the terms of a management agreement. The success of the Casino and, in turn, our business, will be substantially dependent upon the efforts and skills of managers hired by us to replace New Station and its affiliates. We believe that the loss of the services of these officers and/or employees could have a material adverse effect on our results of operations. There can be no assurance that our managers will be suitable replacements for New Station.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: November 14, 2012	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary