Form 10-K
period 2012-12-31
ALST Casino Holdco, LLC
filed 2013-04-01
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

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

7300 Aliante Parkway, North Las Vegas, NV 89084

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (702) 692-7777

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2012 was $0.

As of February 28, 2013, there were 432,213 units outstanding of the registrant’s common units.

Documents Incorporated by Reference

None.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “will,” “might,” “should,” “could,” “would,” “seeks,” “pursues,” and “anticipates” or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K include, among other things, statements concerning:

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

General

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to a joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Casino and Hotel, previously Aliante Station Casino + Hotel, located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

Our principal executive offices are located at 7300 Aliante Parkway, North Las Vegas, NV 89084. The telephone number for our executive offices is (702) 692-7777. Our internet address is www.aliantegaming.com.

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

On May 20, 2011, Aliante Gaming, along with Aliante Holding, Aliante Station and certain other affiliates of Old Station, filed with the Bankruptcy Court an amended joint plan of reorganization (the “Plan”) resulting from negotiations with lenders (the “Lenders”) under the Previous Facility and its International Swaps and Derivatives Association master agreement (the “Swap Agreement”). Under the Plan, Aliante Gaming and the Lenders agreed to enter into a series of restructuring transactions pursuant to which the Lenders received new equity and issued new debt to Aliante Gaming, as reorganized, as of the Effective Date.

On the Effective Date, (i) 100% of the equity interest in Aliante Gaming previously held by Aliante Holding were cancelled and ceased to be outstanding, (ii) each Lender received, on account and in full satisfaction of its claims against Aliante Gaming arising under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which were contributed to the Company in exchange for 432,003 units of our issued and outstanding membership interests (“Common Units”) resulting in the Lenders becoming our “Members” and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full.

Management Agreement

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of the gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station continued to operate and manage the Casino until October 31, 2012. Effective November 1, 2012, Aliante Gaming assumed management and established their own internal management team to oversee the operations of the Casino.

Narrative Description of Business

Our business focuses on attracting and fostering repeat business from local gaming patrons at our Casino. Local patrons are typically sophisticated gaming customers who seek a convenient location, the latest gaming products and a pleasant atmosphere.

The Casino is located in the Aliante master-planned community (the “Aliante Community”) and is situated on approximately 40 acres within the 1,905-acre Aliante Community. The Casino is located adjacent to an 18-hole championship course (not owned by us) and has convenient access to major freeways connecting it to points throughout Las Vegas. The Casino opened in November 2008 and is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, attractive promotions, retail and other resort amenities. The Casino is considered to be one of the premier locals-oriented casinos in the North Las Vegas, Nevada market today.

The Casino features a full-service Scottsdale-modern, desert-inspired casino and resort with approximately 82,000 square feet of gaming space, 202 hotel rooms including suites, 2,008 slot machines, 36 gaming tables, and a 200-seat bingo room. The ultra-modern 170-seat race and sports book rivals any in Las Vegas and also includes a sports bar and viewing patio. Non-gaming amenities include a 16-screen movie theater complex, a 650-seat showroom, an entertainment lounge and a resort style pool with cabanas.

The Casino can accommodate both large groups and intimate gatherings in its 14,000-square feet of event and banquet space divided among four ballrooms and six meeting and conference rooms. The Casino’s five full-service restaurants include MRKT Sea & Land, Bistro 57, The Salted Lime, TGI Friday’s and Medley Buffet. The Casino also offers a variety of fast-food outlets to enhance the customers’ dining selection.

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

Although perceived value will initially attract a customer to the Casino, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer’s visit through an enjoyable, affordable and high-quality entertainment experience. North Las Vegas, which had been one of the fastest-growing cities in the United States, had been characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers; however, the city continues to be adversely affected by the national economic downturn. The economic downturn continues to have an adverse impact on the population growth and economy of North Las Vegas, resulting in significant declines in the local housing market and rising unemployment which has negatively affected consumer spending and customer visits to the Casino.

Provide a High-Value Experience

Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in the restaurants, hotel, casino and other entertainment amenities, which include movie theaters and a resort-like pool facility. In addition, we believe the value offered by our restaurants is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through its restaurants, each of which has a distinct style of cuisine, the Casino offers generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, the Casino strives to offer the latest in slot and video poker technology.

As part of our commitment to providing a quality entertainment experience for our patrons, we are dedicated to ensuring a high level of customer satisfaction and loyalty by providing attentive customer service in a friendly, casual atmosphere. We recognize that consistent quality and a comfortable atmosphere stem from the collective care and friendliness of each of our employees. Toward this end, we take a hands-on approach through active and direct involvement with employees at all levels.

Marketing and Promotion

We employ an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through radio and newspaper advertising, we are creating new gaming promotions.

In November 2012, we introduced our own player loyalty program, the Aliante Players Club, which allows participants to redeem points earned from their gaming activity at the Casino for complimentary slot play, food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from the gift shop. Under the player loyalty program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Aliante Players Club.

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

We use the “ALIANTE” mark pursuant to a license agreement, dated January 6, 2006, with North Valley Enterprises, LLC (“North Valley”) (an affiliate of GC Aliante). Under the agreement, North Valley grants us a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use certain Marks owned by North Valley in connection with the Casino. The license agreement is perpetual, provided that North Valley may terminate the license if we fail to meet the quality standards applicable to the use of the Marks and fail to cure any such failure within thirty days. The license provides that we will own all right, title and interest in any composite Marks consisting of “ALIANTE” (or another Mark licensed by North Valley under the agreement); provided, that upon termination of the license agreement, we must cease and desist using all such composite Marks and immediately cancel or withdraw any trademark applications or registrations for any composite Marks. If we have to cease and desist using the “ALIANTE” mark or any composite Marks for any reason, we may be unable to obtain a license to use such Marks on favorable terms, or at all.

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

We also compete for local gaming customers with other locals-oriented casino-hotels in Las Vegas. We believe that these properties compete on the basis of the desirability of location and gaming product, personalized service, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment offerings. The construction of new casinos or the expansion of existing casinos near the Casino could have a negative impact on our casino operations.

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

Entities, including our wholly-owned subsidiary Aliante Gaming, that own and operate casinos in Nevada are required to be licensed by the Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. We have received all necessary licenses from the Gaming Authorities for Aliante Gaming to conduct non-restricted gaming operations at the Casino. No person may become a holder of more than a 5% interest in or receive any percentage of gaming revenue from Aliante Gaming, without first obtaining licenses and approvals from the Gaming Authorities. No person may become a holder of a 5% or less interest in Aliante Gaming without registering with the Gaming Authorities.

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

If the Gaming Authorities were to find an officer, manager or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Gaming Commission may require us to terminate the employment of any person who refuses to file the appropriate applications. Determinations of suitability or decisions pertaining to licensing are not subject to judicial review in Nevada.

The Company is required to submit detailed financial and operating reports to the Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, and/or approved by, the Gaming Authorities.

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

Any beneficial holder of the Company’s membership units, regardless of the number of Common Units owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of the Company’s equity securities determined if the Gaming Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If such beneficial holder, who must be found suitable, is a corporation, partnership, trust or other form of business organization, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Gaming Authorities in connection with conducting such investigation.

Moreover, given that the Company is a registered public company under the Nevada Act any person who acquires more than 5% of the Company’s voting securities must be reported to the Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered public company’s voting securities apply to the Gaming Commission for a finding of suitability within 30 days after the chair of the Gaming Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 25%, of a registered public company’s voting securities (and if any such voting securities were acquired other than through a debt restructuring) may apply to the Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered public company’s voting securities and maintain its waiver if the additional ownership results from equity repurchase by such registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors or managers of the registered public company, any change in the corporate charter, bylaws, management, policies or operations of the registered public company, or any of its gaming affiliates or any other action which the Gaming Commission finds to be inconsistent with holding such registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

In addition, the Company pays live entertainment tax on admission fees for live entertainment provided at the property and on any sales of food, beverage and merchandise made in connection with taxable live entertainment.

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

The sale of alcoholic beverages by the Company on the premises of the Casino is subject to licensing, control and regulation by the applicable local authorities. The Company has obtained Clark County gaming and liquor licenses. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could, and revocation of such licenses would, have a material adverse effect upon the results of operations of the Company.

Environmental Matters

Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our operations.

Employees

As of January 31, 2013, Aliante Gaming had 829 employees. Aliante Gaming is not currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at the Casino in the past, and we believe that such efforts are ongoing at this time.

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

Our internet website address is www.aliantegaming.com.

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

Risks Related to our Business

We may not be successful in transitioning management of the Casino away from New Station.

On October 31, 2012, New Station ceased providing management services to the Casino pursuant to the transition services provisions of the Management Agreement between Aliante Gaming and New Station. There can be no assurance that we will be successful at managing and operating the Casino or that the Casino would not be more successfully managed by a third party manager pursuant to the terms of a management agreement. The success of the Casino and, in turn, our business, will be substantially dependent upon the efforts and skills of managers hired by us to replace New Station and its affiliates. We believe that the loss of such management services could have a material adverse effect on our results of operations. There can be no assurance that our managers will be suitable replacements for New Station.

We may experience intense competition from New Station which could negatively impact our operating results and working capital.

New Station competes directly with Aliante Gaming in the Las Vegas locals-oriented casino-hotel marketplace. In addition, New Station has had access to the Aliante Gaming database of customers. There can be no assurance that we will be successful in retaining the loyalty of shared customers, nor is there any assurance that we will be successful in competing for other locals-oriented casino customers.

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

We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures.

We have a limited amount of cash and we do not have a credit facility upon which to draw funds. Although we generated operating income of $3.9 million for the year ended December 31, 2012, we may incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to meet our debt service obligations, to finance capital expenditures, meet our operational needs and finance the expected significant costs of transitioning away from New Station, our previous manager. Any one of these failures may preclude us from, among other things:

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

Limited liquidity and working capital may also restrict our ability to effectively continue the transition away from New Station and maintain and update the Casino’s facilities, which could put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

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

We do not have material assets or operations other than the Casino and, therefore, we are entirely dependent upon the Casino for all of our cash flow. As a result, we are subject to a greater degree of risk than companies with multiple properties. The risks to which we have a greater degree of exposure include, but are not limited to:

•	global and local economic and competitive conditions;

•	changes in local and state governmental laws and regulations;

•	natural and other disasters and terrorism; and

•	the outbreak of an infectious disease such as H1N1 or the avian flu.

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

We use a variety of Marks in our operations pursuant to a license agreement with North Valley. Under the terms of the North Valley license, we will own all right, title and interest in, and may register with the United States Patent and Trademark Office, any composite trademarks consisting of “ALIANTE” (or another Mark); provided, that upon termination of either of the license agreements, we must cease and desist using all such composite Marks and immediately cancel or withdraw any trademark applications or registrations for any composite Marks. In addition, if we have to cease and desist using the “ALIANTE” Mark due to a legal challenge to the validity of our licenses, or for any reason, we may be unable to obtain a new license to use such Marks on favorable terms, or at all, which could affect the goodwill associated with the Casino’s operations and negatively impact our business.

The infringement of intellectual property used in our business could adversely affect our business.

We own or have licenses to use key intellectual property used in our business, including consumer information. We will take steps to safeguard this intellectual property from infringement by third parties, such as prosecuting trademark and copyright violations, if and when necessary, and limiting access to the proprietary customer information. Despite such measures, we cannot provide assurance that we will be successful in defending against the infringement of intellectual property used in our business or that the proprietary information used in our business will not be disseminated to our competitors and any such infringement or dissemination could have an adverse effect on the results of our operations.

The economic downturn may be protracted in our key market and may continue to negatively impact our revenues and other operating results.

We draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in the local markets have negatively affected the Casino’s operations, and may continue to negatively affect our operations in the future. According to the Nevada State Gaming Control Board, gaming revenues in North Las Vegas for the twelve months ended December 31, 2012, increased slightly from the prior year by 1.9%. North Las Vegas gaming revenues and operators were severely negatively impacted by the economic downturn and there can be no assurance that gaming revenues will not decrease in future periods. In addition, the residential real estate market in the United States, and in particular North Las Vegas, has experienced a significant downturn due to declining real estate values. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. In addition, North Las Vegas and our other target markets continue to experience high rates of unemployment. According to the United States Bureau of Labor Statistics, in 2011 and 2012, Nevada had the highest unemployment rate in the country with 2012 at 11.1% compared to the national average of 8.1%. As of December 31, 2012, Nevada’s unemployment rate was 9.8%. All of these factors have materially and adversely affected the Casino’s results of operations. Further declines in real estate values in Las Vegas and the United States, continued high rates of unemployment and continuing credit and liquidity concerns could continue to have an adverse effect on our results of operations.

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

Renovations and other capital improvements of a casino property such as the Casino require significant capital expenditures. In addition, renovations and capital improvements of a casino property usually generate little or no cash flow until the project is completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may be required to rely upon the availability of debt or equity capital to fund renovations and capital improvements and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. No assurances can be made that we will be able to obtain additional equity or debt financing or that we will be able obtain such financing on favorable terms. Our failure to renovate the Casino, as necessary, may put us at a competitive disadvantage to casinos offering more modern and better maintained facilities.

We will depend on the North Las Vegas locals and repeat visitor market as our key market. As a result, we may not be able to attract a sufficient number of guests and gaming customers to make our operations profitable.

Our operating strategies emphasize attracting and retaining customers from the North Las Vegas local and repeat visitor market. We are dependent upon attracting North Las Vegas residents. We cannot be sure that we will be able to attract a sufficient number of guests, gaming customers and other visitors in North Las Vegas to make our operations profitable. During the economic downturn, North Las Vegas has not experienced population growth at the expected rates or at the same rates as it experienced prior to the economic downturn. There can be no assurance that population growth in North Las Vegas will return to historic levels or that we will be able to successfully adapt our business strategy to the current economic downturn or any further economic slowdown.

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

A majority of our gaming revenue is attributable to slot machines. To be competitive it is important that the Casino offers the most popular and technologically advanced slot machine games to its customers. We believe that a substantial majority of the slot machines sold in the United States in recent years were manufactured by a limited number of companies. A deterioration in our commercial arrangements with any of these slot machine manufacturers could hinder our ability to acquire the slot machines desired by our customers, or could result in manufacturers significantly increasing the cost of these machines. Alternatively, significant industry demand for new slot machines may result in us being unable to acquire the desired number of new slot machines or result in manufacturers’ increasing the cost of these machines. The inability to obtain new and up-to-date slot machine games could impair our competitive position and result in decreased gaming revenues. In addition, increases in the costs associated with acquiring slot machine games could adversely affect our profitability.

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

In addition, if any of the slot machine manufacturers that Aliante Gaming contracts with were to experience financial distress and fail to provide the agreed upon products or services to us, our business and operations may be adversely affected.

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

We were formed for the purpose of acquiring substantially all of the equity interest of Aliante Gaming pursuant to the Plan. The Restructuring Transactions resulted in the Company becoming a new reporting entity and adopting fresh-start reporting in accordance with Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC Topic 852”) as of the Effective Date. As required by fresh-start reporting, the historical net book value of Aliante Gaming’s assets and liabilities were adjusted to fair value by allocating the entity’s reorganization value to its assets and liabilities pursuant to the accounting guidance for business combinations. Certain assets and liabilities not previously recognized in Aliante Gaming’s financial statements were recognized under fresh-start reporting. Accordingly, our financial condition and results of operations subsequent to November 1, 2011, may not be comparable to the financial condition and results of operations reflected in Aliante Gaming’s historical financial statements.

We depend on the continued services of key employees. If we do not retain our key personnel or attract and retain other highly skilled employees, our business may suffer.

Our ability to maintain our competitive position will be dependent to a large degree on the services of our senior management team and other key personnel. The loss of the services of our senior managers, or the inability to attract and retain additional senior management personnel could have a material adverse effect on our business.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state legislators and officials have proposed changes in taxes, or in the administration of tax laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The recent legislative session began on February 4, 2013. There have been no specific proposals during the recent legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature, or that other taxes impacting gaming licenses or other businesses in general will not be enacted during future legislative sessions. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our results of operations.

Risks Related to Our Indebtedness

We have significant indebtedness.

As of December 31, 2012, we had $54.3 million in outstanding principal amount of debt which includes $50.5 million in outstanding principal under the Senior Secured Credit Agreement. We have no ability to draw on the Senior Secured Credit Facility. Our substantial indebtedness could:

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

Risks Related to Our Common Units

As a “publicly traded corporation” under the Nevada Act, each holder of more than 10% of our voting securities must be found suitable by the Gaming Authorities or we may be required to sever all relationships with such equity holder.

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

We currently have no plans to pay dividends on our Common Units and our ability to make distributions on our Common Units may be restricted by the terms of our Senior Secured Credit Facility and by the Gaming Authorities. Any payment of future dividends will be at the discretion of our Board of Managers and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our Board of Managers deems relevant. The terms governing our outstanding debt also include limitations on the ability of Aliante Gaming to pay dividends to the Company. Accordingly, our holders may have to sell some or all of their Common Units in order to generate cash flow from their investment in us.

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

The Lenders under the Senior Secured Credit Facility may have an incentive for the Company to act or omit to act, in each case, in a manner that enhances the ability of the Company to service its indebtedness or the Lenders to recover on the Senior Secured Credit Facility, rather than seeking to maximize the value of the equity of the Company.

The interests of the Principal Members could conflict with or differ from the interests of other holders of our Common Units. For example, the concentration of ownership held by the Principal Members could delay, defer or prevent a change of control of the Company or impede a merger, takeover or other business combination that other holders of our Common Units may otherwise view favorably. So long as the Principal Members continue to beneficially own a significant amount of our equity, even if such amount is less than 50%, they may be able to strongly influence or effectively control our decisions. For example, our operating agreement requires a majority of our Board of Managers to vote on any matter and our Principal Members have the right to designate three of four managers.

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

Holders

As of February 28, 2013, there were 13 holders of record of our Common Units.

Dividends

There were no dividends paid during the years ended December 31, 2012 and 2011. We did not make, and do not anticipate making in the foreseeable future, any distributions on our Common Units. The Senior Secured Credit Facility restricts our ability to declare or make distributions on our Common Units.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans is included under “Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Sales of Unregistered Securities

In May 2012, 75 Common Units were issued to Ellis Landau and 56.25 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from November 1, 2011 through March 31, 2012. In July 2012, 45 Common Units were issued to Ellis Landau and 33.75 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from April 1, 2012 through June 30, 2012. The offer, sale and issuance of the Common Units to the members of the Board of Managers are exempt from Section 5 of the Securities Act of 1933, or the Securities Act, and from any other state or local law requiring registration or licensing of an issuer of a security, pursuant to Section 4 of the Securities Act.

Issuer Purchases of Equity Securities

There were no purchases of our Common Units made by, or on behalf of, us during the year ended December 31, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

On November 1, 2011, Aliante Gaming, the owner and operator of the Casino, became our wholly owned subsidiary pursuant to the Plan. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities. As a result, the following selected financial data presents our financial results as of and for the year ended December 31, 2012, the period from November 1, 2011 through December 31, 2011 (the “Successor Period”) and for the Predecessor, Aliante Gaming, for the period from January 1, 2011 through October 31, 2011 (the “Predecessor Period”), and as of and for the years ended December 31, 2010, 2009 and 2008. The historical financial results for the Predecessor are not comparable to our current financial condition or our future results of operations following November 1, 2011 due to the adoption of fresh-start reporting in accordance with ASC Topic 852. The selected financial data presented below have been derived from our and the Predecessor’s financial statements which, except for 2009 and 2008 are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor		Predecessor
	Year Ended December 31,	Period from November 1, 2011 through December 31,	Period from January 1, 2011 through October 31,	Year Ended December 31,
	2012	2011	2011	2010	2009	2008 (a)
(in thousands)
Income statement data:
Revenues:
Casino	$53,939	$9,704	$43,197	$49,378	$52,709	$11,237
Other	22,380	4,110	18,818	21,425	22,669	4,288

Gross revenues	76,319	13,814	62,015	70,803	75,378	15,525
Promotional allowances	(5,638)	(950)	(4,523)	(5,517)	(5,924)	(1,075)

Net revenues	70,681	12,864	57,492	65,286	69,454	14,450

Operating costs and expenses:
Casino	22,854	3,961	19,244	23,669	26,992	4,829
Other	12,681	2,286	11,006	11,354	10,918	2,636
Selling, general and administrative	26,492	4,505	18,799	21,987	24,317	4,098
Depreciation and amortization	3,208	522	3,901	27,873	27,608	2,422
Management fees	1,516	377	1,496	1,853	1,893	451
Other expenses (b)	7	—	34	222	1,186	13,936
Restructuring and other charges (c)	—	—	2,550	9,987	—	—
Impairment loss (d)	—	—	—	466,500	—	—

Total operating costs and expenses	66,758	11,651	57,030	563,445	92,914	28,372

Operating income (loss)	3,923	1,213	462	(498,159)	(23,460)	(13,922)
Interest expense, net	(4,047)	(640)	(8,502)	(30,332)	(27,749)	(3,098)
Change in fair value of interest rate swaps	—	—	—	—	(6,503)	(9,163)
Reorganization items, net (e)	—	—	373,039	—	—	—

Net (loss) income	$(124)	$573	$364,999	$(528,491)	$(57,712)	$(26,183)

Balance sheet data (as of period end):
Total assets	$90,928	$89,038		$111,868	$607,473	$651,120
Long-term debt, including current portion	46,107	43,201		364,893	362,526	362,203
Member’s equity (deficit)	37,728	37,827		(327,745)	200,746	232,543

(a)	Operations commenced on November 11, 2008.

(b)	Other expenses during the year ended December 31, 2012 represent loss on disposal of assets. Other expenses during the Predecessor Period represent preopening expenses. Other expenses during the years ended December 31, 2010 and 2009 represent preopening expenses, losses on lease terminations and disposal of assets. Other expenses during the year ended December 31, 2008 represent preopening expenses incurred prior to opening of the Casino.
(c)	Restructuring and other charges are comprised of expenses related to the evaluation of financial and strategic alternatives and include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing. In addition, the year ended December 31, 2010 includes $2.5 million related to the write-off of unamortized debt issuance costs as a result of the Predecessor’s default on the Previous Facility and developments in restructuring negotiations with the Lenders.
(d)	During the year ended December 31, 2010, the Predecessor recorded $466.5 million in non-cash impairment charges to reduce the carrying value of its property and equipment to fair value in accordance with the accounting guidance for impairment and disposal of long-lived assets.
(e)	Reorganization items are comprised of the discharge of liabilities subject to compromise and the revaluation of assets and liabilities in addition to expenses incurred after the Petition Date including legal and advisory fees in connection with the Restructuring Transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We were formed on May 11, 2011 to acquire substantially all of the equity interests of Aliante Gaming pursuant to the Plan. The reorganization of Aliante Gaming was completed on November 1, 2011, resulting in Aliante Gaming, the owner and operator of Aliante Casino and Hotel, previously Aliante Station Casino + Hotel, in North Las Vegas, Nevada, becoming our wholly owned subsidiary. Aliante Casino and Hotel is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

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

On November 1, 2012, New Station ceased providing management services to Aliante Gaming.

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenue, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDAM (see “- Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, gain (loss) on disposal of assets, net, impairment loss, restructuring and other charges, reorganization items, net and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

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

Due to the adoption of fresh-start reporting, the financial statements for the Company are required to be presented separately from those of the Predecessor. As a result, the financial statements for the year ended December 31, 2011 are presented for two periods: November 1, 2011 through December 31, 2011 (the “Successor Period”) and January 1, 2011 through October 31, 2011 (the “Predecessor Period”). For purposes of analysis and comparison of current year and prior year operating results, certain operating results for the Successor Period and the Predecessor Period are presented on a combined basis in this Management’s Discussion and Analysis. Please see footnote (a) immediately following the tables below for important information about this combined presentation. Because we conducted no operations prior to November 1, 2011, we have presented the results of Aliante Gaming for the Predecessor Period and the year ended December 31, 2010 for comparison purposes.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net (loss) income for the Successor and the Predecessor (in thousands, except percentages):

	Successor		Successor	Predecessor			Predecessor
	Year Ended December 31, 2012	Percent Change	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Combined 2011 (a)	Percent Change	Year Ended December 31, 2010
Net revenues	$70,681	0.5%	$12,864	$57,492	$70,356	7.8%	$65,286

Adjusted EBITDAM (b)	$8,654	(18.0)%	$2,112	$8,443	$10,555	27.5%	$8,276
Less:
Depreciation and amortization	3,208	(27.5)%	522	3,901	4,423	(84.1)%	27,873
Management fees	1,516	(19.1)%	377	1,496	1,873	1.1%	1,853
Preopening expenses	—	(100.0)%	—	34	34	(70.7)%	116
Restructuring and other charges	—	(100.0)%	—	2,550	2,550	(74.5)%	9,987
Lease termination	—	—	—	—	—	(100.0)%	98
Loss on disposal of assets, net	7	100.0%	—	—	—	(100.0)%	8
Impairment loss	—	—	—	—	—	(100.0)%	466,500

Operating income (loss)	3,923	n/m %	1,213	462	1,675	(100.3)%	(498,159)
Interest expense, net	(4,047)	(55.7)%	(640)	(8,502)	(9,142)	(69.9)%	(30,332)
Reorganization items, net	—	(100.0)%	—	373,039	373,039	100.0%	—

Net (loss) income	$(124)	(100.0)%	$573	$364,999	$365,572	n/m	$(528,491)

n/m = not meaningful

(a)

The results for the year ended December 31, 2011, which we refer to as “Combined 2011”, were derived by the mathematical addition of the results of the Company for the Successor Period and the results of the Predecessor for the Predecessor Period, resulting in combined results for the year ended December 31, 2011. The presentation herein of combined financial information for the Successor Period and the Predecessor Period may yield results that are not fully comparable on a year-by-year basis, particularly depreciation, amortization, interest expense, management fees and reorganization items primarily due to the impact of the Restructuring Transactions. The presentation of results for Combined 2011 does not comply with Generally Accepted Accounting Principles (“GAAP”) or with the SEC rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of operating results for the year ended December 31, 2011 to operating results for the prior years. Accordingly, for the year ended December 31, 2011, the discussion of “combined” results refers to the results of Combined 2011.
(b)	EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating our property operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of our property operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with GAAP, Adjusted EBITDAM is a useful financial performance measurement for assessing our property operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net (loss) income plus interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal of assets, net, impairment loss, restructuring and other charges, reorganization items, net and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of our property operating performance, it is useful to exclude such items when analyzing current property results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of the property to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current property operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while recurring in nature, are based on the operating results of the property and as such, the amount of management fees will vary in each period and are not considered property operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of our property operating performance. We believe that our debt stakeholders use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal of assets, net, impairment loss, restructuring and other charges and reorganization items, net and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net (loss) income, or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the Successor and Predecessor as compared to the prior year (in thousands, except percentages):

	Successor		Successor	Predecessor			Predecessor
	Year Ended December 31, 2012	Percent Change	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Combined 2011 (a)	Percent Change	Year Ended December 31, 2010
Casino revenues	$53,939	2.0%	$9,704	$43,197	$52,901	7.1%	$49,378
Casino expenses	22,854	(1.5)%	3,961	19,244	23,205	(2.0)%	23,669
Margin	57.6%		59.2%	55.5%	56.1%		52.1%
Food and beverage revenues	$13,270	(1.9)%	$2,481	$11,043	$13,524	7.3%	$12,609
Food and beverage expenses	10,007	(5.3)%	1,841	8,726	10,567	19.4%	8,850
Margin	24.6%		25.8%	21.0%	21.9%		29.8%
Room revenues	$5,986	(1.2)%	$974	$5,082	$6,056	8.6%	$5,575
Room expenses	2,139	5.3%	330	1,701	2,031	4.5%	1,944
Margin	64.3%		66.1%	66.5%	66.5%		65.1%
Other revenues	$3,124	(6.7)%	$655	$2,693	$3,348	3.3%	$3,241
Other expenses	535	(22.9)%	115	579	694	23.9%	560
Selling, general and administrative expenses	$26,492	13.7%	$4,505	$18,799	$23,304	6.0%	$21,987
Percent of net revenues	37.5%		35.0%	32.7%	33.1%		33.7%

(a)	The results for the year ended December 31, 2011, which we refer to as “Combined 2011”, were derived by the mathematical addition of the results of the Company for the Successor Period and the results of the Predecessor for the Predecessor Period, resulting in combined results for the year ended December 31, 2011. The presentation herein of combined financial information for the Successor Period and the Predecessor Period may yield results that are not fully comparable on a year-by-year basis, particularly depreciation, amortization, interest expense, management fees and reorganization items primarily due to the impact of the Restructuring Transactions. The presentation of results for Combined 2011 does not comply with GAAP or with the SEC rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of operating results for the year ended December 31, 2011 to operating results for the prior year. Accordingly, for the year ended December 31, 2011, the discussion of “combined” results refers to the results of Combined 2011.

Casino. Casino revenues increased 2.0% to $53.9 million for the year ended December 31, 2012 as compared to $52.9 million for Combined 2011, primarily due to an increase in table games and slot volume. Casino expenses decreased 1.5% to $22.9 million for the year ended December 31, 2012 as compared to $23.2 million for Combined 2011, primarily as a result of a $0.3 million decrease in payroll and related expenses. The casino operating margin improved to 57.6% for the year ended December 31, 2012 as compared to 56.1% for Combined 2011 as a result of the increased casino revenues and lower casino expenses.

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

Food and Beverage. For the year ended December 31, 2012, food and beverage revenues decreased to $13.3 million as compared to $13.5 million for Combined 2011 as a result of a 1.5% decrease in the number of food and beverage guests served for the year ended December 31, 2012 as compared to Combined 2011 partially offset by a 2.1% increase in average guest check.

Food and beverage expenses decreased 5.3%, or $0.6 million, for the year ended December 31, 2012 compared Combined 2011 due to a decrease in the number of food and beverage guests served as discussed above. Operating margin improved to 24.6% for the year ended December 31, 2012 as compared to 21.9% for Combined 2011 as a result of lower food and beverage expenses.

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

Room. The following table shows key information about hotel operations:

	Successor		Successor	Predecessor			Predecessor
	Year Ended December 31, 2012	Percent Change	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Combined 2011 (a)	Percent Change	Year Ended December 31, 2010
Occupancy	86%		88%	90%	90%		85%
Average daily rate	$83	3.8%	$76	$81	$80	2.6%	$78
Revenue per available room	$72	—	$67	$73	$72	9.1%	$66

(a)	The results for the year ended December 31, 2011, which we refer to as “Combined 2011”, were derived by the mathematical addition of the results of the Company for the Successor Period and the results of the Predecessor for the Predecessor Period, resulting in combined results for the year ended December 31, 2011. The presentation herein of combined financial information for the Successor Period and the Predecessor Period may yield results that are not fully comparable on a year-by-year basis, particularly depreciation, amortization, interest expense, management fees and reorganization items primarily due to the impact of the Restructuring Transactions. The presentation of results for Combined 2011 does not comply with GAAP or with the SEC rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of operating results for the year ended December 31, 2011 to operating results for the prior year. Accordingly, for the year ended December 31, 2011, the discussion of “combined” results refers to the results of Combined 2011.

Room revenues decreased by 1.2% to $6.0 million for the year ended December 31, 2012 as compared to $6.1 million for Combined 2011. The $0.1 million decrease in room revenues for the year ended December 31, 2012 is the result of a decrease in occupancy, partially offset by a $0.2 million increase attributable to an improvement in the average daily rate. Room occupancy decreased to 86% for the year ended December 31, 2012 as compared to 90% for Combined 2011 while average daily rate increased to $83 for the year ended December 31, 2012 as compared to $80 for Combined 2011. The increase in the average daily rate is primarily due to maximization of room rates during peak periods. The decrease in occupancy for the year ended December 31, 2012 as compared to Combined 2011 is related to reduced demand for hotel rooms in the North Las Vegas area. Room expenses increased 5.3% to $2.1 million, for the year ended December 31, 2012 as compared to $2.0 million for Combined 2011 due primarily to increases in the cost of room amenities, linens and laundry services.

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

Other Revenues and Expenses. Other revenues primarily include revenues from leased outlets, the gift shop, and entertainment. Other revenues and expenses both decreased $0.2 million, for the year ended December 31, 2012 as compared to Combined 2011. Other revenues and other expenses both increased $0.1 million for Combined 2011 compared to the year ended December 31, 2010.

Selling, General and Administrative (“SG&A”). Selling, general and administrative expenses increased 13.7% to $26.5 million for the year ended December 31, 2012 as compared to $23.3 million for Combined 2011. The increase in SG&A expenses is primarily due to the transition away from New Station as a result of the termination of the Management Agreement. As a result, SG&A expenses as a percentage of net revenues increased to 37.5% for the year ended December 31, 2012 as compared to 33.1% for Combined 2011.

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

Adjusted EBITDAM. Adjusted EBITDAM decreased 18.0% to $8.7 million for the year ended December 31, 2012, compared to $10.6 million for Combined 2011 as a result of the factors discussed above for casino, food and beverage, room, other revenues and expenses and SG&A.

Adjusted EBITDAM increased 27.5% to $10.6 million for Combined 2011, compared to $8.3 million for the year ended December 31, 2010 as a result of the factors discussed above for casino, food and beverage, room, other revenues and expenses and SG&A.

Depreciation and Amortization. The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and the establishment of definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor and the Predecessor is not comparable. Depreciation and amortization expense for the year ended December 31, 2012 and the Successor Period was $3.2 million and $0.5 million, respectively which reflects the valuation of our property and equipment and intangible assets under fresh-start reporting.

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

Operating Income (Loss). As a result of the factors discussed above, operating income was $3.9 million and $1.7 million for the year ended December 31, 2012 and Combined 2011, respectively, while operating loss was $498.2 million for the year ended December 31, 2010.

Interest Expense. As a result of the Restructuring Transactions, interest expense, net, for the Successor is not comparable to that of the Predecessor. Our outstanding principal indebtedness at December 31, 2012 was approximately $54.3 million compared to approximately $50.4 million as of December 31, 2011. Interest expense, net in the year ended December 31, 2012 and the Successor Period was primarily related to our Senior Secured Credit Facility. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. For the year ended December 31, 2012 and the Successor Period, Aliante Gaming did not elect the cash interest payment option, resulting in the outstanding principal amount under the Senior Secured Loans of $50.5 million and $45.7 million as of December 31, 2012 and 2011, respectively. In addition, interest expense during the year ended December 31, 2012 and the Successor Period was offset by approximately $0.9 million and $0.1 million related to an increase in the debt discount incurred in fresh-start reporting as a result of the application of the effective interest method, respectively.

As a result of the bankruptcy filing on April 12, 2011, the Predecessor did not accrue for, or make, any interest payments on its Previous Facility subsequent to the Petition Date. In accordance with ASC Topic 852, interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim in the bankruptcy proceedings. Interest expense, net for the Predecessor Period and the year ended December 31, 2010 was $8.5 million and $30.3 million, respectively, which was primarily related to the Previous Facility.

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

Net (Loss) Income. As a result of the factors discussed above, net loss was $0.1 million for the year ended December 31, 2012 as compared to net income of $365.6 million for Combined 2011 and a net loss of $528.5 for the year ended December 31, 2010.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2013, see “Risk Factors — We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures”. We will endeavor to fund future capital expenditures for maintenance of the Casino through improvements in operating results. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. From November 1, 2011 through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming did not elect the cash interest payment option, resulting in $50.5 million in principal outstanding under the Senior Secured Credit Facility as of December 31, 2012. All amounts available under the Senior Secured Credit Facility were deemed outstanding on November 1, 2011 and there is currently no ability to draw on the Senior Secured Credit Facility.

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

Year Ending December 31, 2013

Our primary cash requirements for 2013 are expected to include approximately $5.6 million for maintenance capital expenditures and $1.0 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members for 2013. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations will be adequate to meet our financial and operating obligations in 2013 our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Cash Flows Summary

The following table summarizes our historical cash flows (in thousands):

	Successor		Predecessor		Predecessor
	Year Ended December 31, 2012	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Combined 2011 (a)	Year Ended December 31, 2010
Net cash provided by (used in) operating activities	$7,586	$1,976	$194	$2,170	$(567)
Net cash (used in) provided by investing activities	(4,953)	(84)	(1,537)	(1,621)	948
Net cash (used in) provided by financing activities	(940)	(144)	(741)	(885)	2,367

Net increase (decrease) in cash and cash equivalents	$1,693	$1,748	$(2,084)	$336	$2,748

(a)	The results for the year ended December 31, 2011, which we refer to as “Combined 2011”, were derived by the mathematical addition of the results of the Company for the Successor Period and the results of the Predecessor for the Predecessor Period, resulting in combined results for the year ended December 31, 2011. The presentation herein of combined financial information for the Successor Period and the Predecessor Period may yield results that are not fully comparable on a year-by-year basis, particularly depreciation, amortization, interest expense, management fees and reorganization items primarily due to the impact of the Restructuring Transactions. The presentation of results for Combined 2011 does not comply with Generally Accepted Accounting Principles (“GAAP”) or with the SEC rules for pro forma presentation; however, it is presented because we believe that it provides the most meaningful comparison of operating results for the year ended December 31, 2011 to operating results for the prior years. Accordingly, for the year ended December 31, 2011, the discussion of “combined” results refers to the results of Combined 2011.

Year Ended December 31, 2012

For the year ended December 31, 2012, operating activities provided $7.6 million in cash flows as compared to $2.2 million in Combined 2011. The increase in cash flows provided by operating activities is primarily related to a decrease of $4.8 million in cash paid for reorganization items during Combined 2011 as well as decreases in other operating uses of cash, primarily representing changes in net working capital. Net cash used in investing activities for the year ended December 31, 2012 consisted of $5.1 million of capital expenditures. Net cash used in financing activities for the year ended December 31, 2012 consisted of $0.9 million of principal debt payments. There were no distributions to Members during the year ended December 31, 2012.

Combined 2011 and Year Ended December 31, 2010

For Combined 2011, operating activities provided $2.2 million in cash flows compared to cash used in operating activities of $0.6 million for the year ended December 31, 2010. The increase in cash flows provided by operating activities primarily related to an increase in our net revenues of $5.1 million for Combined 2011 as compared to the year ended December 31, 2010 offset by other operating uses of cash, primarily representing changes in net working capital. For the year ended December 31, 2010, the Predecessor used $0.6 million in cash flows from operating activities on $528.5 million in net losses. For Combined 2011, cash used in investing activities was $1.6 million which consisted of capital expenditures. For the year ended December 31, 2010, investing activities provided $0.9 million in cash flows of which $0.4 million was used for capital expenditures. For Combined 2011, cash used in financing activities was $0.9 million, primarily representing principal payments on debt. There were no distributions to the Members during Combined 2011. For the year ended December 31, 2010, cash provided by financing activities was $2.4 million, consisting of $3.0 million in proceeds from a letter of credit drawn down by Aliante Gaming’s insurance carrier, partially offset by principal payments of $0.6 million on debt. The proceeds from the letter of credit were placed in a restricted cash account representing collateral held by the insurance carrier.

Inflation

We do not believe that inflation has had a significant impact on our or the Predecessor’s revenues, results of operations or cash flows in the last three fiscal years.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual obligations:
Senior Secured Credit Facility (a)	$50,501	$—	$—	$—	$50,501
Estimated interest payments on Senior Secured Credit Facility (b)	17,682	3,030	6,060	6,068	2,524
Other debt (c)	3,762	966	2,120	167	509
Interest payments on other debt (d)	393	112	125	71	85

Total contractual obligations	$72,338	$4,108	$8,305	$6,306	$53,619

(a)	Amounts represent the principal amount outstanding as of December 31, 2012, payable on the maturity date which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.
(b)	The amounts shown represent cash interest payments based on a fixed interest rate of 6% per annum. If Aliante Gaming were to elect the Senior Secured Loans to bear interest at 10% per annum through November 1, 2014, interest would be added to the principal of the Senior Secured Loans resulting in total interest of approximately $30.1 million with payments due of $0, $0.6 million, $7.3 million and $22.2 million in less than one year, in years one through three, in years three through five and more than five years, respectively.
(c)	Other debt includes principal payments on equipment financing and special improvement district assessment.
(d)	Includes interest payments on equipment financing and special improvement district assessment.

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

Player Reward Program

The Casino’s player reward program, or Program, allows participants to redeem points earned from their gaming activity for complimentary slot play, food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from gift shops. Under the Program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Program. At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses on our statements of operations.

We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value, times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise, as well as estimated breakage.

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate. As a result, no provision for income taxes has been made in our financial statements.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the financial statements.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are not subject to market risk only with respect to interest rates on outstanding debt as all of our outstanding debt as of December 31, 2012 bears interest at fixed interest rates. As of December 31, 2012, we had principal amounts outstanding of $50.5 million in Senior Secured Loans at a fixed interest rate of 10% per annum (or if Aliante Gaming elects to pay interest in cash, 6% per annum), approximately $2.9 million in interest bearing debt at a fixed interest rate of 2.5% per annum and approximately $0.9 million in interest bearing debt at a fixed interest rate of 5.8% per annum. However, if additional debt is incurred to refinance the Senior Secured Loans, or otherwise, future earnings and cash flow may be affected by changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15 are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). You should note that the design of any system of control is based in part upon certain assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files, or submits, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and President to allow timely decisions regarding required disclosure. The evaluation conducted did not include an evaluation of the Predecessor.

Management Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Managers regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to Item 308 of Regulation S-K under the Securities Act that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Pursuant to the terms of the Amended and Restated Operating Agreement of the Company (the “Operating Agreement”), our Board of Managers is comprised of four members designated as follows: (i) the three Lenders who are a holders of greater than 10% of our Common Units are each entitled to designate one individual to serve on the Board of Managers; and (ii) the Lenders who are holders of less than 10% of our Common Units are entitled to vote on the election of one individual to serve on the Board of Managers.

In accordance with the terms of the Operating Agreement, the Board of Managers may appoint executive officers at any time. On November 1, 2011, the Board of Managers appointed Soohyung Kim as Chief Executive Officer and Secretary and Nicholas J. Singer as Chief Financial Officer and Assistant Secretary. On February 6, 2012, Nicholas J. Singer resigned as Chief Financial Officer and Assistant Secretary and the Board of Managers appointed Ellis Landau as President and Treasurer. On March 7, 2013, the Board of Managers appointed Robert Schaffhauser as Chief Financial Officer.

The following table sets forth the members of the Board of Managers and executive officers of the Company and provides their respective ages and positions with the Company.

Name	Age	Position
Soohyung Kim	38	Manager, Chief Executive Officer and Secretary
Ellis Landau	69	Manager, President and Treasurer
Eugene I. Davis	58	Manager
Charles Atwood	64	Manager
Robert Schaffhauser	66	Chief Financial Officer

Set forth below is a description of the backgrounds, including business experience, for each member of the Board of Managers and executive officers of the Company as of March 15, 2013.

Soohyung Kim. On November 1, 2011, Mr. Kim was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. In addition, on November 1, 2011, the Board of Managers appointed Mr. Kim as Chief Executive Officer and Secretary. Mr. Kim is the Managing Partner of Standard General, a New York-based investment manager. Mr. Kim was formerly Director of Research and Founding Partner of Cyrus Capital Partners. Prior to that, he was a Principal at Och-Ziff Capital Management where he helped launch its fixed income business. Mr. Kim is a member of the Board of Directors of New Young Broadcasting and Greektown Superholdings. He is also a member of the Board of Directors of the following charities: Greenwich House and the Stuyvesant Alumni Association. He graduated with an A.B. from the Wilson School of Public and International Affairs at Princeton University. Mr. Kim brings to our Board of Managers his operating and leadership experience as Chief Investment Officer of an investment firm. Through his involvement with Standard General he has provided leadership to companies that have been in distressed and turn-around situations and are undergoing dramatic changes. He brings to our Board of Managers extensive experience in finance, business development, mergers and acquisitions, and business restructuring and integration.

Ellis Landau. On November 1, 2011, Mr. Landau was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. On February 6, 2012, Mr. Landau was appointed President and Treasurer. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation, a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc., a leading gaming company. He served as Chairman of the Audit Committee and as a member of its Nominating and Governance Committee, and on its Compliance Committee. In addition, Mr. Landau is active in non-profit organizations. He is the Chair of the Las Vegas Regional Board of the Anti-Defamation League and a member of the National Executive Commission, the Budget Committee, and a Trustee of the ADL Foundation and he is a Member of the Board and serves as Treasurer of the Las Vegas Philharmonic. He received his Bachelor of Arts in economics from Brandeis University in 1965 and his M.B.A. in finance from Columbia University Business School in 1967. He served in the United States Army Reserve from 1967 to 1973. Mr. Landau has served as a member of the board of directors of a national gaming company and an executive officer of another gaming company bringing his experience in the industry to our Board of Managers. Mr. Landau has achieved success in the personal field and has demonstrated integrity and high personal and professional ethics, sound business judgment, and willingness to devote the time to his duties on our Board of Managers, in order to contribute to the Company’s overall corporate goals.

Eugene I. Davis. On November 1, 2011, Mr. Davis was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Since 1999, Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a director of Atlas Air Worldwide Holdings, Inc., Global Power Equipment Group Inc., Spectrum Brands, Inc., WMI Holdings Corp., and U.S. Concrete, Inc. He is also a director of Trump Entertainment Resorts, Inc. and Lumenis Ltd. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Delta Airlines, Foamex International Inc., Dex One Corp., Footstar, Inc., Granite

Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., Tipperary Corporation, Viskase, Inc. and YRC Worldwide, Inc.

Charles Atwood. On July 26, 2012, Mr. Atwood was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Mr. Atwood retired in December 2008 as Vice Chairman of the Board of Directors for Harrah’s Entertainment, Inc., now Caesars Entertainment, Inc. Mr. Atwood joined Harrah’s in 1979 and held numerous finance and development positions during his tenure. He was named Chief Financial Officer in 2001, joined Harrah’s Board of Directors in July 2005, and became Vice Chairman in 2006. Mr. Atwood is the Lead Trustee of the Board of Trustees for Equity Residential, a REIT listed on the New York Stock Exchange. He is also a member of the board of directors of Gala Coral Group, a London-based company. Mr. Atwood serves on the board of The Smith Center and is a Member of the Tulane University Business School Council. Mr. Atwood was named the Edward P. Bass Distinguished Visiting Professor at the Yale Architecture School for the fall semester of 2008. Mr. Atwood received a Bachelor of Science Degree in Business Administration from the University of Southern Mississippi and a Masters of Business Administration Degree in Finance from Tulane University.

Robert Schaffhauser. Mr. Shaffhauser was appointed Chief Financial Officer on March 7, 2013. Mr. Schaffhauser has served as the Chief Financial Officer for Aliante Gaming, an affiliate of the Registrant, since December 27, 2012. Prior to joining Aliante Gaming, Mr. Schaffhauser served as the Executive Vice President-Finance and Principal Financial Officer for Colony Resorts LVH Acquisitions, LLC (d/b/a the Las Vegas Hilton) where for a period of eight years, he was responsible for business planning and administrative functions (including finance, legal, human resources, information technology and purchasing). Mr. Schaffhauser, for a period of over eight years, also served as a senior financial officer for various affiliates of Trump Hotels & Casinos. Mr. Schaffhauser holds a bachelor degree in Accounting from Rutgers University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, members of the Board of Managers and Members who own more than 10% of the Company’s Common Units to file reports of ownership and reports of changes in ownership on Forms 3, 4 and 5 with the SEC. Executive officers, members of the Board of Managers and 10% stockholders are required by the SEC to furnish the Company with all Forms 3, 4 and 5 they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the past fiscal year, all Section 16(a) filing requirements applicable to our officers and managers were met.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our members of the Board of Managers, executive officers (including our principal executive officer and principal financial officer) and employees. The Code of Ethics and any waivers or amendments to the Code of Ethics are available to any person without charge, upon request directed to the Company’s Secretary at 7300 Aliante Parkway, North Las Vegas, NV 89084.

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

Audit Committee

Our Board of Managers does not have a separately designated standing audit committee (“Audit Committee”). Our entire Board of Managers is serving as our Audit Committee which is currently comprised of Soohyung Kim, Ellis Landau, Eugene I. Davis and Charles Atwood. In light of the absence of a public trading market for our Common Units, our Board of Managers has not designated any member of the Audit Committee as an “audit committee financial expert”; however, each member would be considered an “audit committee financial expert” under applicable SEC rules and regulations and Mr. Davis and Mr. Atwood would be considered independent as independence is defined in Section 303A.02 of the listing standards of the New York Stock Exchange (the “NYSE”). Although we are not subject to the rules promulgated by the NYSE, we have used the independence requirements of the listing standards of the NYSE as a benchmark to determine whether our members of the Board of Managers would be independent. Mr. Kim and Mr. Landau would not be considered independent under the NYSE listing standards due to their positions as executive officers of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Managers has the authority to appoint executive officers and fix their compensation in accordance with the terms of the Operating Agreement. As of December 31, 2012, we have not entered into any employment agreements with our executive officers and our executive officers receive no compensation in their capacity as an executive officer. As such, we currently have no compensation program or policies. On February 6, 2012, Nicholas J. Singer resigned as Chief Financial Officer and Assistant Secretary. Our other executive officers for 2012, whom we refer to as our “Named Executive Officers” are:

•	Soohyung Kim, Chief Executive Officer and Secretary; and

•	Ellis Landau, President and Treasurer.

On March 7, 2013, the Board of Managers appointed Robert Schaffhauser as Chief Financial Officer. Mr. Schaffhauser has served as Chief Financial Officer of Aliante Gaming since December 27, 2012 and is subject to an employment agreement with Aliante Gaming which is incorporated by reference to this Annual Report on Form 10-K.

Summary Compensation Table

Neither Nicholas J. Singer, nor our Named Executive Officers received any compensation in 2012 in their capacity as an executive officer.

Grants of Plan-Based Awards Table

We had no non-equity incentive plan as of December 31, 2012 and did not grant any stock or option awards to either Nicholas J. Singer or our Named Executive Officers in 2012 in their capacity as an executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards for either Nicholas J. Singer or our Named Executive Officers at December 31, 2012 in their capacity as an executive officer.

Option Exercises and Stock Vested Table

We had no option exercises or stock vest for either Nicholas J. Singer or our Named Executive Officers during the year ended December 31, 2012 in their capacity as an executive officer.

Pension Benefits

We had no defined benefit plan or supplemental executive retirement plan at December 31, 2012.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We had no nonqualified defined contribution or other nonqualified deferred compensation plans offered to our Named Executive Officers at December 31, 2012.

Potential Payments Upon Termination or Change-In-Control

We have no agreements or arrangements, written or unwritten, that provide for any payment to our executive officers at or in connection with any termination of their employment, or a change-in-control with respect to the Company as of December 31, 2012.

Compensation of Directors

The following table discloses the compensation for each member of our Board of Managers for the year ended December 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards (a)	Total
Soohyung Kim (b)	$—	$—	$—
Ellis Landau	79,591	6,525	86,116
Eugene I. Davis	71,500	4,894	76,394
Charles Atwood (c)	34,194	—	34,194
Matthew Dillard (d)	—	—	—

(a)	In May 2012, 75 Common Units were issued to Ellis Landau and 56.25 Common Units were issued to Eugene I. Davis representing one-third of their compensation as members of the Board of Managers for the period from November 1, 2011 through March 31, 2012. In July 2012, 45 Common Units were issued to Mr. Landau and 33.75 Common Units were issued to Mr. Davis representing one-third of their compensation as members of the Board of Managers for the period April 1, 2012 through June 30, 2012. The Common Units were fully vested on the date of issuance. The dollar amount in this column represents the fair value of the Common Units on the grant date.
(b)	Soohyung Kim is an employee of Standard General. Mr. Kim’s customary duties include, among other things, serving in management positions with respect to portfolio companies and carrying out customary responsibilities in connection with those roles. Mr. Kim receives compensation as an employee of Standard General and is not separately compensated in connection with services to ALST Casino Holdco, LLC.
(c)	Charles Atwood was appointed to our Board of Managers effective July 26, 2012.
(d)	On July 26, 2012, Mr. Dillard resigned from our Board of Managers.

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

Narrative Disclosure of the Registrant’s Compensation Policies and Practices as They Relate to the Registrants Risk Management

As disclosed in “Compensation Discussion and Analysis” above, our executive officers currently receive no compensation and are the only employees of ALST Casino Holdco, LLC. The employees of our wholly-owned subsidiary, Aliante Gaming are compensated through the compensation programs or policies of Aliante Gaming. We have discussed the compensation program and policies of Aliante Gaming with management and have determined that any risks associated with our managers compensation programs or policies applicable to our employees are not reasonably likely to have a material adverse effect on our Company.

Compensation Committee Interlocks and Insider Participation

We currently do not have a standing compensation committee. The Board of Managers is responsible for considering and determining the compensation related to our executive officers and Board of Managers. The current members of our Board of Managers are Soohyung Kim, Ellis Landau, Eugene I. Davis and Charles Atwood. In addition, Mr. Kim and Mr. Landau are current executive officers of the Company. During 2012, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of another entity, one of whose executive officers served as a member of our Board of Managers.

Compensation Committee Report

We, as the Board of Managers, have reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion with management, the Board of Managers have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2012.

Respectfully Submitted,

Soohyung Kim

Ellis Landau

Eugene I. Davis

Charles Atwood

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows each person who beneficially owned more than 5% of our Common Units as of February 28, 2013.

Name and Address	Number of Common Units	Percentage of Outstanding Common Units
North LV Holdco, LLC (1)	123,828	28.650%
North LV Holdco II, LLC (2)	85,086	19.686%
North LV Holdco III, LLC (3)	85,086	19.686%
Halcyon ALST, LLC (4)	38,727	8.960%
NYBEQ LLC (5)	35,134	8.129%
Credit Agricole Leasing (USA) Corporation (6)	25,095	5.806%
Merrill, Lynch, Pierce, Fenner & Smith Inc. (7)	22,800	5.275%
Soohyung Kim (8)	—	—
Ellis Landau (9)	170,292	39.400%
Eugene I. Davis (8)	90	*
Charles Atwood (8)	—	—
Robert Schaffhauser (8)	—	—
All executive officers and directors as a group (5 persons)	170,382	39.421%

*	Represents holding percentage of less than 1%
(1)	The address of North LV Holdco LLC is 767 Fifth Avenue, New York, NY 10153. North LV Holdco LLC is an affiliate of Standard General LP.
(2)	The address of North LV Holdco II, LLC is Ellis Landau, c/o ALST Casino Holdco, LLC, 7300 Aliante Parkway, North Las Vegas, NV, 89084. North LV Holdco II, LLC is an affiliate of Apollo Management, L.P.
(3)	The address of North LV Holdco III, LLC is Ellis Landau, c/o ALST Casino Holdco, LLC, 7300 Aliante Parkway, North Las Vegas, NV 89084. North LV Holdco III, LLC is an affiliate of TPG Capital L.P.
(4)	The address of Halcyon ALST, LLC is 477 Madison Avenue, 8th Floor, New York, NY 10022.
(5)	The address of NYBEQ LLC is c/o Natixis, 9 West 57th Street, 15th Floor, New York, NY 10019. NYBEQ LLC is an affiliate of Natixis.
(6)	The address of Credit Agricole Leasing (USA) Corporation is 1301 Avenue of the Americas, New York, NY 10019-6022.
(7)	The address of Merrill, Lynch, Pierce, Fenner & Smith Inc. is 214 N. Tryon St., NC1-027-15-01, Charlotte, NC 28255, Attn: Information Manager.
(8)	The address of such person is c/o ALST Casino Holdco, LLC, 7300 Aliante Parkway, North Las Vegas, NV, 89084.
(9)	Reflects 85,086 of Common Units held by North LV Holdco II, LLC and 85,086 Common Units held by North LV Holdco III, LLC in which Mr. Landau is the sole member and may be deemed to beneficially own. The address of Mr. Landau is c/o ALST Casino Holdco, LLC, 7300 Aliante Parkway, North Las Vegas, NV, 89084.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 6, 2011, the Board of Managers approved the 2011 Equity Plan as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units. As of December 6, 2012, 750 Incentive Units were issued to certain members of our Board of Managers as further described under “Item 11. Executive Compensation - Compensation of Directors”. As of December 31, 2012, there were 42,450 Incentive Units available for issuance under the Equity Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility with, Wilmington Trust FSB, as administrative agent, and the lenders named therein, which are holders of our Common Units. As discussed in “Item 1. Business - Background” the Senior Secured Credit Facility consists of $45.0 million of Senior Secured Loans. In addition, the Lenders own 100% of our Common Units. Pursuant to the Operating Agreement the Lenders have the right to designate up to four individuals to serve on the Company’s Board of Managers. The members of our Board of Managers that are designated by the Lenders could be deemed to have a material direct or indirect interest in the Senior Secured Credit Agreement by virtue of their relationship with the Lenders. For a further discussion of the Senior Secured Credit Facility see “Item 1A. Risk Factors - We have significant indebtedness”, “Item 1A. Risk Factors - Our indebtedness imposes restrictive covenants on us that will limit our flexibility in operating our business and may adversely affect our ability to compete or engage in favorable business or financing activities.” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”.

Review, Approval or Ratification of Transactions with Related Parties

Our Code of Ethics requires that the Company obtain the approval of the Board of Managers before entering into any contract or other arrangement on behalf of the Company that constitutes a “related-party” transaction (as defined in Item 404 of Regulation S-K promulgated by the SEC). Such transactions are brought to the attention of the Board of Managers by management or the affected related person. In its review and determination, the Board of Managers considers all relevant facts and circumstances, such as the business interest of the Company in such transaction, the benefits to the Company of the transaction, whether the terms of the transaction are no less favorable than those available with unrelated third parties and the nature of the related party’s interest in such transaction. In addition, the Company’s Operating Agreement requires approval of the Members that hold at least two-thirds of the outstanding Units at the time, for transactions between the Company, or a subsidiary of the Company, on one hand and any Member or any Affiliate (as defined in the Operating Agreement) of such Member, on the other hand, subject to certain limited exceptions.

Manager Independence

Our Board of Managers is composed of Soohyung Kim, Ellis Landau, Eugene I. Davis and Charles Atwood. Though not formally considered by our Board of Managers because our Common Units are not traded on any national securities exchange, based upon the listing standards of the NYSE, we believe that Mr. Davis and Mr. Atwood would be considered independent as independence is defined in Section 303A.02 of the listing standards of the NYSE. Although we are not subject to the rules promulgated by the NYSE, we have used the independence requirements of the listing standards of the NYSE as a benchmark to determine whether our members of the Board of Managers would be independent. Mr. Kim and Mr. Landau would not be considered independent under the NYSE listing standards due to their positions as executive officers of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees the Company paid or accrued to Ernst & Young LLP (“E&Y”), our independent auditor, during 2012 and 2011:

	Aggregate Fees
	2012	2011
Category
Audit fees	$87,500	$87,500
Audit-related fees	45,000	140,937
Tax fees	133,978	—
All other fees	—	—

Audit fees include the aggregate fees paid or accrued for professional services rendered for our annual audit and the quarterly reviews of our financial statements. Audit-related fees include the aggregate fees paid or accrued for assurance and related services that are reasonably related to the performance of the audit or review of financial statements provided in connection with other regulatory or statutory filings including services related to SEC registration filings. Tax fees include the aggregate fees paid or accrued for professional services rendered for tax compliance, tax advice and tax planning. Except as described above, E&Y did not provide the Company with any audit-related, tax or other products or services in 2012 or 2011.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).    Financial Statements.

Financial statements and notes thereto that are included in Part II of this report are listed below:

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2012 and 2011 (Successor)	F-2

Statements of Operations for the year ended December 31, 2012 (Successor), the period November  1, 2011 through December 31, 2011(Successor), the period January 1, 2011 through October 31, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor)

F-3

Statements of Changes in Members’ Equity (Deficit) for the year ended December  31, 2012 (Successor), the period November 1, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through October 31, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor)

F-4

Statements of Cash Flows for the year ended December 31, 2012 (Successor), the period November  1, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through October 31, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor)

F-5
Notes to Financial Statements	F-6

(a)(2).    Financial Statement Schedules.

We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

(a)(3). Exhibits.

Exhibit Number	Description

2.1	First Amended Prepackaged Joint Chapter 11 Plan of Reorganization for Subsidiary Debtors, Aliante Debtors and Green Valley Ranch Gaming, LLC dated May 20, 2011 with Respect to Subsidiary Debtors and Aliante Debtors. (Incorporated herein by reference to the Company’s Form 10 dated October 24, 2011)

3.1	Articles of Organization of the Company. (Incorporated herein by reference to the Company’s Form 10 dated October 24, 2011)

3.2	Amended and Restated Operating Agreement of ALST Casino Holdco, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.1	License Agreement between North Valley Enterprises, LLC and Aliante Gaming, LLC dated January 6, 2006. (Incorporated herein by reference to the Company’s Amendment No. 1 to Form 10 dated October 28, 2011)

10.2	Credit Agreement, dated as of November 1, 2011, by and among Aliante Gaming, LLC, ALST Casino Holdco, LLC, Wilmington Trust, National Association, as administrative agent, and the lenders party thereto. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.3	Management Agreement, dated as of November 1, 2011, by and between Aliante Gaming, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.4	License Agreement, dated as of November 1, 2011, by and between ALST Casino Holdco, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.5	ALST Casino Holdco, LLC 2011 Equity Plan. (Incorporated herein by reference to the Company’s Form 10-K dated March 30, 2012)

10.6	Employment Agreement between Aliante Gaming, LLC and Robert Schaffhauser, dated as of December 27, 2012. (Incorporated herein by reference to the Company’s Form 8-K dated March 13, 2013)

21.1	Subsidiaries of the Registrant.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALST CASINO HOLDCO, LLC, Registrant

Dated: April 1, 2013	By:	/s/ SOOHYUNG KIM
	Name:	Soohyung Kim
	Title:	Manager, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SOOHYUNG KIM Soohyung Kim	Manager, Chief Executive Officer and Secretary (Principal Executive Officer)	April 1, 2013

/s/ ROBERT SCHAFFHAUSER Robert Schaffhauser	Chief Financial Officer (Principal Financial Officer)	April 1, 2013

/s/ ELLIS LANDAU Ellis Landau	Manager	April 1, 2013

/s/ EUGENE I. DAVIS Eugene I. Davis	Manager	April 1, 2013

/s/ CHARLES ATWOOD Charles Atwood	Manager	April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of ALST Casino Holdco, LLC:

We have audited the accompanying balance sheets of ALST Casino Holdco, LLC (the Company) as of December 31, 2012 and 2011 (Successor), and the related statements of operations, changes in member’s equity (deficit), and cash flows for the year-ended December 31, 2012 (Successor), two-month period ended December 31, 2011 (Successor), the ten-month period ended October 31, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALST Casino Holdco, LLC at December 31, 2012 (Successor) and December 31, 2011 (Successor), and the results of its operations and its cash flows for the year-ended December 31, 2012, two-month period ended December 31, 2011 (Successor), the ten-month period ended October 31, 2011 (Predecessor), and the year ended December 31, 2010 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the United States Bankruptcy Court for the District of Nevada entered an order confirming the plan of reorganization, which became effective on November 1, 2011. Accordingly, the accompanying financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 2.

/s/ Ernst & Young LLP

Las Vegas, Nevada

April 1, 2013

ALST CASINO HOLDCO, LLC

BALANCE SHEETS

(in thousands)

	Successor
	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$11,276	$9,583
Restricted cash	304	1,163
Receivables, net	1,131	1,300
Inventories	457	612
Prepaid gaming taxes	1,201	1,484
Prepaid expenses and other current assets	1,186	1,436

Total current assets	15,555	15,578
Property and equipment, net	66,595	64,659
Intangible assets, net	2,398	2,596
Other assets, net	6,380	6,205

Total assets	$90,928	$89,038

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$966	$940
Accounts payable	3,420	1,941
Accrued payroll and related	1,538	1,202
Accrued gaming and related	1,446	2,096
Accrued expenses and other current liabilities	689	2,771

Total current liabilities	8,059	8,950
Long-term debt, less current portion	45,141	42,261

Total liabilities	53,200	51,211
Commitments and contingencies (Note 11)
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	—
Retained earnings	449	573

Total members’ equity	37,728	37,827

Total liabilities and members’ equity	$90,928	$89,038

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF OPERATIONS

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2012	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Year Ended December 31, 2010
Revenues:
Casino	$53,939	$9,704	$43,197	$49,378
Food and beverage	13,270	2,481	11,043	12,609
Room	5,986	974	5,082	5,575
Other	3,124	655	2,693	3,241

Gross revenues	76,319	13,814	62,015	70,803
Promotional allowances	(5,638)	(950)	(4,523)	(5,517)

Net revenues	70,681	12,864	57,492	65,286

Operating costs and expenses:
Casino	22,854	3,961	19,244	23,669
Food and beverage	10,007	1,841	8,726	8,850
Room	2,139	330	1,701	1,944
Other	535	115	579	560
Selling, general and administrative	26,492	4,505	18,799	21,987
Depreciation and amortization	3,208	522	3,901	27,873
Management fees	1,516	377	1,496	1,853
Preopening expenses	—	—	34	116
Restructuring and other charges	—	—	2,550	9,987
Lease termination	—	—	—	98
Loss on disposal of assets, net	7	—	—	8
Impairment loss	—	—	—	466,500

Total operating costs and expenses	66,758	11,651	57,030	563,445

Operating income (loss)	3,923	1,213	462	(498,159)
Interest expense, net	(4,047)	(640)	(8,502)	(30,332)

(Loss) income before reorganization items	(124)	573	(8,040)	(528,491)
Reorganization items, net	—	—	373,039	—

Net (loss) income	$(124)	$573	$364,999	$(528,491)

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(in thousands)

	Members’ Capital	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total Members’ Equity (Deficit)
Balance, December 31, 2009 (Predecessor)	$285,853	$—	$(85,107)	$200,746
Net loss	—	—	(528,491)	(528,491)

Balance, December 31, 2010 (Predecessor)	285,853	—	(613,598)	(327,745)
Net income	—	—	364,999	364,999
Cancellation of Predecessor member’s capital	(285,853)	—	—	(285,853)
Elimination of Predecessor accumulated deficit	—	—	248,599	248,599

Balance, November 1, 2011 (Predecessor)	—	—	—	—
Issuance of Common Units	37,254	—	—	37,254

Balance, November 1, 2011 (Successor)	37,254	—	—	37,254
Net income	—	—	573	573

Balance, December 31, 2011 (Successor)	37,254	—	573	37,827
Share-based compensation	—	25	—	25
Net (loss)	—	—	(124)	(124)

Balance, December 31, 2012 (Successor)	$37,254	$25	$449	$37,728

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2012	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net (loss) income	$(124)	$573	$364,999	$(528,491)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,208	522	3,901	27,873
Loss on disposal of assets, net	7	—	—	8
Amortization of debt discount and debt issuance costs	(916)	(129)	—	1,288
Accrued interest - paid in kind	4,762	740	—	—
Share-based compensation	25	—	—	—
Impairment loss	—	—	—	466,500
Loss on lease termination	—	—	—	98
Reorganization items, net	—	—	(373,039)	—
Changes in operating assets and liabilities:
Restricted cash	859	204	(858)	(24)
Receivables, net	169	(327)	126	22
Inventories and prepaid expenses	688	(242)	54	113
Accounts payable	1,479	43	(1,487)	970
Accrued payroll and other current liabilities	(2,396)	488	686	712
Accrued interest	—	13	8,249	28,650
Due to affiliates, net	—	—	(25)	(94)
Due to Station, net	—	—	1,770	183
Other, net	(175)	91	624	1,625

Net cash provided by (used in) operating activities before reorganization items	7,586	1,976	5,000	(567)
Net cash used for reorganization items	—	—	(4,806)	—

Net cash provided by (used in) operating activities	7,586	1,976	194	(567)

Cash flows from investing activities:
Capital expenditures	(5,089)	(84)	(1,537)	(408)
Proceeds from sale of property and equipment	136	—	—	4
Other, net	—	—	—	1,352

Net cash (used in) provided by investing activities	(4,953)	(84)	(1,537)	948

Cash flows from financing activities:
Principal payments on debt	(940)	(144)	(666)	(633)
Debt issuance costs	—	—	(75)	—
Borrowings under credit agreement	—	—	—	3,000

Net cash (used in) provided by financing activities	(940)	(144)	(741)	2,367

Net increase (decrease) in cash and cash equivalents	1,693	1,748	(2,084)	2,748
Cash and cash equivalents, beginning of period	9,583	7,835	9,919	7,171

Cash and cash equivalents, end of period	$11,276	$9,583	7,835	9,919

Supplemental cash flow disclosure:
Cash paid for interest	$138	$16	$253	$445
Supplemental disclosure of non-cash items:
Common Units issued in exchange for discharge of liabilities subject to compromise	$—	$37,254	$—	$—

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

On May 20, 2011, Aliante Gaming, along with Aliante Holding, Aliante Station and certain other affiliates of Old Station, filed with the Bankruptcy Court, an amended joint plan of reorganization (the “Plan”) resulting from negotiations with lenders (the “Lenders”) under the Previous Facility and its International Swaps and Derivatives Association master agreement (the “Swap Agreement”). Under the Plan, Aliante Gaming and the Lenders agreed to enter into a series of restructuring transactions pursuant to which the Lenders received new equity of, and issued new debt to, Aliante Gaming, as reorganized, as of the Effective Date.

On the Effective Date, (i) 100% of the equity interest in Aliante Gaming previously held by Aliante Holding were canceled and ceased to be outstanding, (ii) each Lender received, on account and in full satisfaction of its claims against Aliante Gaming under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which were contributed to the Company in exchange for 432,003 units of our issued and outstanding membership interests (“Common Units”) resulting in the Lenders becoming our “Members” and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

References in this Annual Report on Form 10-K to “Successor” refer to the Company on or after November 1, 2011, after giving effect to the Restructuring Transactions and the application of fresh-start reporting. References to “Predecessor” refer to Aliante Gaming prior to November 1, 2011.

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

Due to the adoption of fresh-start reporting, the financial statements for the Company are required to be presented separately from those of the Predecessor. As a result, the accompanying statements of operations, members’ equity (deficit) and cash flows for the year ended December 31, 2011 are presented for two periods: November 1, 2011 through December 31, 2011 (the “Successor Period”) and January 1, 2011 through October 31, 2011 (the “Predecessor Period”).

Prior to the Effective Date the accompanying financial statements for the Predecessor were prepared in accordance with ASC Topic 852 which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code. ASC Topic 852 requires that the financial statements for periods subsequent to the Petition Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. As a result, revenues, expenses, realized gains and losses, and provisions for losses that were directly associated with the reorganization and restructuring of the Predecessor, including fresh-start adjustments, debt discharge and other effects of the Plan, were reported separately as reorganization items in the statements of operations of the Predecessor. See Note 10 for additional information about reorganization items.

Principles of Consolidation

The accompanying financial statements of the Successor include the Company and its wholly owned subsidiary, Aliante Gaming. All material intercompany transactions are eliminated in consolidation. The accompanying financial statements of the Predecessor represent Aliante Gaming prior to the Effective Date.

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

Restricted Cash

Restricted cash at December 31, 2012 consisted of collateral for an insurance policy. Restricted cash at December 31, 2011 consisted of funds restricted by the Bankruptcy Court in connection with the reorganization of the Predecessor for the purpose of satisfying liabilities related to professional services incurred as part of the Chapter 11 Case.

Receivables, net and Credit Risk

Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2012.

Inventories

Inventories, which consist primarily of food and beverage items, certain supplies and retail items, are stated at the lower of cost or market, with cost being determined on a weighted-average basis.

Fair Value Measurement

The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximates fair value primarily because of the short maturities of these instruments.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of December 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

We make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset is a matter of judgment. Our depreciation expense is highly dependent on the assumptions made about our assets estimated useful lives. We determine the estimated useful lives based on experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

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

Inherent in the calculation of fair values are various estimates. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, political and economic climates, recent operating information and budgets of the Casino. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting various forms of travel and access to the Casino. See Note 4 for a discussion of the Predecessor’s impairment loss.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements on a straight-line basis, which approximates the effective-interest method. Debt issuance costs are included in prepaid expenses and other current assets on the accompanying balance sheet. Amortization of debt issuance costs was approximately $75,000, $12,000, $0 and $1.3 million for the year ended December 31, 2012, the Successor Period, the Predecessor Period and the year ended December 31, 2010, respectively. As a result of the Predecessor’s default under the Previous Facility and developments in restructuring negotiations with its lenders, the Predecessor’s remaining unamortized debt issuance costs totaling $2.5 million were written off at December 31, 2010 and are included in restructuring and other charges on the accompanying statement of operations.

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

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Related Party Transactions

On the Effective Date, the Company and Aliante Gaming entered into the Senior Secured Credit Facility with the Lenders which own 100% of the Company’s Common Units. In addition, pursuant to the Company’s amended and restated operating agreement (the “Operating Agreement”), the Lenders have the right to designate up to four individuals to serve on the Company’s Board of Managers. The members of the Board of Managers that are designated by the Lenders could be deemed to have a material direct or indirect interest in the Senior Secured Credit Agreement by virtue of their relationship with the Lenders.

Revenues and Promotional Allowances

We recognize, as casino revenues, the net win from gaming activities which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Effective November 1, 2012, the Casino implemented its own player loyalty program, the Aliante Players Club, which allows participants to redeem points earned from their gaming activity at the Casino for complimentary slot play, food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from the gift shop. Under the player loyalty program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Aliante Players Club. At the time points are redeemed for complimentaries, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. Prior to November 1, 2012, the Casino participated in Station’s Boarding Pass player rewards program with similar offerings. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses on the accompanying statements of operations and consist of the following (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2012	Period from November 1, 2011 through December 31, 2011	Period from January 1, 2011 through October 31, 2011	Year Ended December 31, 2010
Food and beverage	$5,162	$866	$4,277	$5,053
Room	320	46	265	342
Other	45	10	69	83

Total	$5,527	$922	$4,611	$5,478

We record a liability for the estimated cost of the outstanding points under the player loyalty program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the player loyalty program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise, as well as estimated breakage. At December 31, 2012 and 2011, $0.1 million and $0.5 million, respectively, was accrued for the cost of anticipated player loyalty program redemptions.

Advertising Costs

We expense advertising costs the first time the advertising takes place. For the year ended December 31, 2012, the Successor Period, the Predecessor Period and the year ended December 31, 2010 advertising costs totaled approximately $1.3 million, $0.2 million, $1.3 million and $1.8 million, respectively, which are included in selling, general and administrative expenses on the accompanying statements of operations.

Restructuring and Other Charges

Restructuring and other charges represent expenses related to the evaluation of financial and strategic alternatives and primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the filing of the Chapter 11 Case on the Petition Date, including preparation for the bankruptcy filing.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Reorganization Items

Reorganization items represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions including the discharge of liabilities subject to compromise and the revaluation of assets and liabilities to fair value in addition to legal and advisory fees incurred. See Note 10 for a discussion of the Predecessor’s reorganization items.

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate or federal income taxes. As a result, no provision for income taxes has been made in the accompanying financial statements.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In December 2011, the FASB issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management does not believe that these amendments will have a material impact on the financial statements.

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

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3. Receivables

Receivables, net consisted of the following (in thousands):

	Successor
	December 31,
	2012	2011
Casino	$25	$24
Hotel	197	226
Other	967	1,087

	1,189	1,337
Allowance for doubtful accounts	(58)	(37)

Receivables, net	$1,131	$1,300

Note 4. Property and Equipment

Property and equipment, net consisted of the following (amounts in thousands):

	Estimated	Successor
	Life	December 31,
	(years)	2012	2011
Land	—	$6,200	$6,200
Buildings and improvements	10-45	52,676	51,223
Furniture, fixtures and equipment	3-7	11,067	7,601
Construction in progress		59	123

		70,002	65,147
Accumulated depreciation and amortization		(3,407)	(488)

Property and equipment, net		$66,595	$64,659

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

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5. Intangible Assets

Intangible assets, net consisted of the following (amounts in thousands):

	Estimated	Successor
	Life	December 31,
	(years)	2012	2011
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30

Intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(93)	(13)
Customer relationships		(109)	(16)
Reservation backlog		(30)	(5)

Accumulated amortization		(232)	(34)

Intangible assets, net		$2,398	$2,596

Upon the adoption of fresh-start reporting, we recognized $2.6 million in finite-lived intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the respective estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $198,000 and $34,000 for the year ended December 31, 2012 and the Successor Period, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2013, 2014, 2015, 2016, and 2017 is anticipated to be approximately $0.2 million in each of the respective years.

Note 6. Other Assets, net

Other assets, net consist of the following (in thousands):

	Successor
	December 31,
	2012	2011
Deposits	$3,858	$3,863
Base stock	2,522	2,342

Other assets, net	$6,380	$6,205

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7. Long-term Debt

Long-term debt consisted of the following (in thousands):

	Successor
	December 31,
	2012	2011
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at December 31, 2012 and 2011 of $8.2 million and $7.2 million, respectively (related party)	$42,345	$38,499
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	2,870	3,746
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	892	956

Long-term debt	46,107	43,201
Less current portion of long-term debt	(966)	(940)

Long-term debt, net	$45,141	$42,261

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option and accrued interest has been payable in kind, resulting in $50.5 million and $45.7 million in principal outstanding under the Senior Secured Credit Facility as of December 31, 2012 and December 31, 2011, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Future Debt Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2013	$966
2014	2,044
2015	76
2016	81
2017	86
Thereafter	51,010

Total scheduled maturities	54,263
Unamortized debt discount	(8,156)

Total long-term debt	$46,107

Fair Value of Debt

As a result of the adoption of fresh-start reporting, the Company adjusted the carrying value of its assets and liabilities to fair value as indicated by the reorganization value at the Effective Date. As a result, the carrying value of the Company’s long-term debt at December 31, 2012 and 2011 approximates fair value.

Note 8. Share-Based Compensation

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

In December 2011, 750 Incentive Units were granted to certain members of the Board of Managers with a weighted average grant date fair value of $18.66 which vest in full on December 6, 2012. The Company determined the fair value associated with the Incentive Units taking into account the estimated enterprise value of the Company, an expected term of the Incentive Units of 5.3 years, an expected volatility based on expected volatility of equity instruments of comparable companies of 63% and a risk free rate of 1.03%. The estimated fair value of the Incentive Units is being recognized on a straight-line basis over the requisite service period of the awards in selling, general and administrative expenses on the accompanying statements of operations. Share-based compensation expense for the year ended December 31, 2012 was approximately $25,000. As of December 31, 2012, we had no remaining unearned share-based compensation expense to be recognized.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9. Management Fees

Successor

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, the Company was obligated to pay New Station (i) a monthly base management fee equal to 1% of gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station continued to operate and manage the Casino through October 31, 2012. Effective November 1, 2012, the Company is no longer obligated to pay management fees to New Station. Management fees incurred by Aliante Gaming totaled approximately $1.5 million and $0.4 million for the year ended December 31, 2012 and the Successor Period, respectively.

Effective November 1, 2012, Aliante Gaming assumed management and established their own internal management team to oversee the operations of the Casino. As a result of the transition away from management by New Station to management by its newly established internal management team, the Company incurred approximately $4.8 million in capital expenditures during the year ended December 31, 2012. The Company expects to incur approximately $0.2 million during 2013 to complete the transition.

Predecessor (related party)

In connection with Old Station’s emergence from bankruptcy, New Station and the Company entered into a Transition Service Agreement on June 17, 2011, whereby New Station provided the management services previously provided by Aliante Station until the Effective Date. Prior to June 17, 2011, Aliante Station was the managing member of Aliante Gaming and, subject to certain limitations set forth in the credit documentation governing the Previous Facility, generally entitled to receive a management fee for its services of 2% of the Predecessor’s gross revenues (as defined in the Aliante Gaming, LLC Amended and Restated operating agreement) and approximately 5% of EBITDA. As a result of the occurrence of certain events of default under the Previous Facility and certain other developments, the credit documentation governing the Previous Facility did not permit the Predecessor to pay any management fees to Aliante Station; however, the Predecessor continued to accrue the management fee expense. As a result, upon the Effective Date, $3.8 million of accrued but unpaid management fees of the Predecessor were discharged pursuant to the Plan. Management fees incurred by the Predecessor totaled approximately $1.5 million and $1.9 million for the Predecessor Period and the year ended December 31, 2010, respectively.

In addition, Station provided various other shared services to the Predecessor such as purchasing, human resources, advertising and information technology and allocated the costs of the shared services to the Predecessor. The Predecessor also occasionally bought or sold slot machines and other equipment at net book value from Station. Expenses related to shared services totaled approximately $3.8 million and $3.7 million for the Predecessor Period and the year ended December 31, 2010, respectively.

Note 10. Reorganization Items (Predecessor)

Reorganization items, net represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions and were comprised of the following (in thousands):

	Predecessor
	Period from January 1, 2011 through October 31, 2011	Year Ended December 31, 2010
Previous Facility	$359,628	$—
Interest rate swap termination liability	15,665	—
Accrued interest	57,178	—
Due to affiliates, net	1,025	—
Due to Old Station (Note 9)	3,787	—

Discharge of liabilities subject to compromise	437,283	—
Revaluation of assets and liabilities	(13,230)	—
Issuance of Senior Secured Loans	(45,000)	—
Professional fees	(6,014)	—

Reorganization items, net	$373,039	$—

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Previous Facility

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

Interest Rate Swap Termination Liability

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

Due to Affiliates

Prior to obtaining financing related to the development of the Casino, Aliante Holding paid various costs on behalf of the Predecessor. Such costs included items such as legal fees and design costs. Upon the Effective Date, $1.0 million of such costs classified as liabilities subject to compromise by the Predecessor were discharged pursuant to the Plan.

Professional Fees

Professional fees include legal and advisory fees, among other items, in connection with the Restructuring Transactions and the Chapter 11 Case.

Note 11. Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Casino had been claiming this exemption on its sales and use tax returns since operations commenced in November 2008 given the Nevada Supreme Court decision. The Department of Taxation has issued a regulation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal. On June 25, 2012 the Nevada Tax Commission adopted the Department of Taxation’s regulation. The Department of Taxation has issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. The sales tax applies to all complimentary food and employee meals on or after February 15, 2012, and accordingly, the Company has accrued a liability for the estimated amount of sales tax as of December 31, 2012 for the period February 15, 2012 through December 31, 2012.

Legal Matters

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

Note 12. 401(k) Plan

Prior to June 3, 2011, all Aliante Gaming employees who met certain age and length of service requirements were eligible to participate in Old Station’s 401(k) plan (the “Old 401K”). Effective June 3, 2011, all assets and liabilities attributable to Aliante

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

Gaming employees were transferred into the newly established Aliante Gaming 401(k) plan (the “New 401K”, collectively with the Old 401K, the “401K Plan”). The 401K Plan provides for discretionary employer contributions up to 50% of the first 4% of each participating employees compensation. During 2011 and 2010 no employer contributions were made. Effective January 1, 2012, employer contributions of 50% of the first 4% have been reinstated. The Company’s matching contribution was approximately $0.1 million for the year ended December 31, 2012.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Successor
	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$18,937	$18,725	$17,930	$15,089
Operating income (loss)	2,175	2,177	928	(1,357)
Net income (loss)	1,183	1,191	(115)	(2,383)

	Predecessor				Successor
	Quarter Ended March 31, 2011 (a)	Quarter Ended June 30, 2011 (b)	Quarter Ended September 30, 2011 (c)	Period from October 1, 2011 through October 31, 2011 (d)	Period from November 1, 2011 through December 31, 2011
Net revenue	$17,053	$17,292	$16,976	$6,171	$12,864
Operating income (loss)	264	(897)	601	494	1,213
Net income (loss)	(7,168)	(3,656)	(156)	375,979	573

(a)	Includes expenses of $0.6 million for restructuring and other charges.
(b)	Includes expenses of $2.0 million for restructuring and other charges and $1.8 million for reorganization items.
(c)	Includes expenses of $0.7 million for reorganization items.
(d)	Includes income of $375.5 million for reorganization items.