Form 10-Q
period 2013-03-31
ALST Casino Holdco, LLC
filed 2013-05-15
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-54480

ALST CASINO HOLDCO, LLC

(Exact name of registrant as specified in its charter)

Delaware	45-2487922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7300 Aliante Parkway, North Las Vegas, NV	89084
(Address of principal executive offices)	(Zip Code)

(702) 692-7777

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

As of May 14, 2013, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,137	$11,276
Restricted cash	304	304
Receivables, net	1,591	1,131
Inventories	503	457
Prepaid gaming taxes	1,060	1,201
Prepaid expenses and other current assets	1,154	1,186

Total current assets	14,749	15,555
Property and equipment, net	65,732	66,595
Intangible assets, net	2,354	2,398
Other assets, net	6,388	6,380

Total assets	$89,223	$90,928

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$974	$966
Accounts payable	1,897	3,420
Accrued payroll and related	1,094	1,538
Accrued gaming and related	1,357	1,446
Accrued expenses and other current liabilities	934	689

Total current liabilities	6,256	8,059
Long-term debt, less current portion	45,881	45,141

Total liabilities	52,137	53,200
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
(Accumulated deficit) retained earnings	(193)	449

Total members’ equity	37,086	37,728

Total liabilities and members’ equity	$89,223	$90,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues:
Casino	$12,087	$14,535
Food and beverage	3,131	3,471
Room	1,421	1,692
Other	755	663

Gross revenues	17,394	20,361
Promotional allowances	(1,200)	(1,424)

Net revenues	16,194	18,937

Operating costs and expenses:
Casino	5,804	6,214
Food and beverage	2,731	2,518
Room	574	558
Other	55	146
Selling, general and administrative	5,525	6,061
Depreciation and amortization	1,082	783
Management fees	—	482

Total operating costs and expenses	15,771	16,762

Operating income	423	2,175

Interest expense, net	(1,065)	(992)

Net (loss) income	$(642)	$1,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net (loss) income	$(642)	$1,183

Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	1,082	783
Amortization of debt discount and debt issuance costs	(242)	(198)
Accrued interest - paid in kind	1,245	1,140
Share-based compensation	—	4
Changes in operating assets and liabilities:
Restricted cash		857
Receivables, net	(460)	121
Inventories and prepaid expenses	127	173
Accounts payable	(1,523)	(12)
Accrued payroll and other current liabilities	(288)	(1,621)
Other, net	(8)	—

Total adjustments	(67)	1,247

Net cash (used in) provided by operating activities	(709)	2,430

Cash flows from investing activities:
Capital expenditures	(175)	(102)

Net cash used in investing activities	(175)	(102)

Cash flows from financing activities:
Principal payments on debt	(255)	(249)

Net cash used in financing activities	(255)	(249)

Net (decrease) increase in cash and cash equivalents	(1,139)	2,079
Cash and cash equivalents, beginning of period	11,276	9,583

Cash and cash equivalents, end of period	$10,137	$11,662

Supplemental cash flow disclosure:
Cash paid for interest	$43	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Casino and Hotel, previously Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of the Company’s and Aliante Gaming’s financial position, results of operations and cash flows for the interim periods have been made. The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiary, Aliante Gaming. All material intercompany transactions are eliminated in consolidation.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments has been determined by the Company using available market information and valuation methodologies. However, considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.

Related Party Transactions

On the Effective Date, the Company and Aliante Gaming entered into the Senior Secured Credit Facility with the Lenders, which own 100% of the Company’s Common Units. In addition, pursuant to the amended and restated operating agreement (the “Operating Agreement”) the Lenders have the right to designate up to four individuals to serve on the Company’s Board of Managers. The members of the Board of Managers that are designated by the Lenders could be deemed to have a material direct or indirect interest in the Senior Secured Credit Agreement by virtue of their relationship with the Lenders.

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

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Casino	$102	$25
Hotel	286	197
Other	1,271	967

	1,659	1,189
Allowance for doubtful accounts	(68)	(58)

Receivables, net	$1,591	$1,131

Note 4. Property and Equipment

Property and equipment, net consists of the following (amounts in thousands):

	Estimated Life (years)	March 31, 2013	December 31, 2012
		(unaudited)
Land	—	$6,200	$6,200
Buildings and improvements	10-45	52,676	52,676
Furniture, fixtures and equipment	3-7	11,067	11,067
Construction in progress		235	59

		70,178	70,002
Accumulated depreciation and amortization		(4,446)	(3,407)

Property and equipment, net		$65,732	$66,595

Note 5. Intangible Assets

Intangible assets, net consist of the following (amounts in thousands):

	Estimated Life	March 31, 2013	December 31, 2012
		(unaudited)
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30

Total intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(114)	(93)
Customer relationships		(132)	(109)
Reservation backlog		(30)	(30)

Total accumulated amortization		(276)	(232)

Intangible assets, net		$2,354	$2,398

Upon adoption of fresh-start reporting, we recognized $2.6 million in definite life intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $44,000 and $51,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Note 6. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at March 31, 2013 and December 31, 2012 of $8.4 million and $8.2 million, respectively (related party)	$43,349	$42,345
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	2,647	2,870
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	859	892

Long-term debt	46,855	46,107
Less current portion of long-term debt	(974)	(966)

Long-term debt, net	$45,881	$45,141

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $51.7 million and $50.5 million in principal outstanding under the Senior Secured Credit Facility as of March 31, 2013 and December 31, 2012, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three months ending March 31, 2013 and March 31, 2012 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ALST Casino Holdco, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Casino and Hotel, previously Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. The casino is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

On November 1, 2011, the Company and Aliante Gaming entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with the holders (the “Lenders”) of our membership interests (the “Common Units”), also referred to as “Members”. The Lenders own 100% of our Common Units. The Senior Secured Credit Facility is further described under “—Liquidity and Capital Resources”.

Overview

Our operating results are greatly dependent on the level of gaming revenue generated at the Casino. Gaming revenue is generally defined as gaming wins less gaming losses. A substantial portion of our operating income is generated from our gaming operations, primarily from slot play. We use our non-gaming revenue departments to drive customer traffic to the Casino. The majority of our revenue is cash-based, and as a result, fluctuations in our revenues have a direct impact on our cash flows from operations. Additionally, our business is capital intensive, and we rely heavily on the ability of the Casino to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenues, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDAM (see “—Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, restructuring and other charges and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but these are the key indicators.

We are organized as a limited liability company and are not subject to federal income taxes. Accordingly, a provision for income taxes is not included in our condensed financial statements.

Management Agreement

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with Station Casinos, LLC (“New Station”) pursuant to which New Station agreed to manage the Casino and to provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of the gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station continued to operate and manage the Casino until October 31, 2012. Effective November 1, 2012, Aliante Gaming assumed management of the Casino and established its own internal management to oversee the operations of the Casino.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net (loss) income for the three months ended March 31, 2013 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2013	March 31, 2012	Percent Change
Net revenues	$16,194	$18,937	(14.6)%

Adjusted EBITDAM (a)	$1,505	$3,440	(56.3)%
Less:
Depreciation and amortization	1,082	783	38.2%
Management fees	—	482	n/m

Operating income	423	2,175
Interest expense, net	(1,065)	(992)	(7.4)%

Net income (loss)	$(642)	$1,183

n/m = not meaningful

(a)

EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating the Casino’s operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of the Casino’s operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), Adjusted EBITDAM is a useful financial performance measurement for assessing the Casino’s operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net income (loss) plus interest, taxes, depreciation and amortization, management fees and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of the Casino’s operating performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of management to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to the Casino’s operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while recurring in nature, are based on the operating results of the Casino and as such, the amount of management fees will vary in each period and are not considered Casino operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of the Casino’s operating performance. We believe that our Members use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and condensed financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2013 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2013	March 31, 2012	Percent Change
Casino revenues	$12,087	$14,535	(16.8)%
Casino expenses	5,804	6,214	(6.6)%
Margin	52.0%	57.2%

Food and beverage revenues	$3,131	$3,471	(9.8)%
Food and beverage expenses	2,731	2,518	8.5%
Margin	12.8%	27.5%

Room revenues	$1,421	$1,692	(16.0)%
Room expenses	574	558	2.9%
Margin	59.6%	67.0%

Other revenues	$755	$663	13.9%
Other expenses	55	146	(62.3)%

Selling, general and administrative expenses	$5,525	$6,061	(8.8)%
Percent of net revenues	34.1%	32.0%

Casino. Casino revenues decreased by $2.4 million, or 16.8% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to a 22.7% decrease in table games drop and a 9.7% decrease in slot handle. Both decreases are primarily a result of a decrease in gaming patron visitation. Casino expenses decreased 6.6% to $5.8 million for the three months ended March 31, 2013 as compared to $6.2 million for the three months ended March 31, 2012, primarily due to a decrease in expenses associated with decreases in table drop and slot handle. The casino operating margin declined to 52.0% for the three months ended March 31, 2013 as compared to 57.2% for the three months ended March 31, 2012 as a result of the decrease in casino revenues.

Food and Beverage. Food and beverage revenues declined 9.8% to $3.1 million for the three months ended March 31, 2013 as compared to $3.5 million for the prior year period, primarily as a result of a reduction in patron beverage consumption and a decrease in the average check for meals served. Food and beverage expenses increased $0.2 million or 8.5% primarily as a result of increased food costs. The food and beverage operating margin declined to 12.8% for the three months ended March 31, 2013 as compared to 27.5% for the three months ended March 31, 2012 as a result of a decrease in the number of patrons served, together with an increase in overall food costs.

Room. The following table shows key information for hotel operations:

	Three Months Ended
	March 31, 2013	March 31, 2012	Percent Change
Occupancy	86%	93%
Average daily rate	$91	$89	2.2%
Revenue per available room	$78	$83	6.0%

Room revenues decreased by 16% for the three month ended March 31, 2013 as compared to the prior year period. The decrease is primarily due to lower occupancy during non-peak periods. Room expenses were relatively flat for the three months ended March 31, 2013 as compared to the prior year period.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, and entertainment. Other revenues increased by 13.9% during the three month ended March 31, 2013 as compared to the same period in the prior year, primarily as a result of increased rents received from leased outlets. Other expenses decreased by 62.3% during the three month ended March 31, 2013 as compared to the same period in the prior year due to a reduction in fees paid to entertainment artists.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by 8.8% to $5.5 million for the three months ended March 31, 2013, compared to $6.1 million for the three months ended March 31, 2012. The decrease in SG&A expenses is primarily due to reduced property taxes and professional fees, and greater economy in administrative spending.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to incremental depreciation associated with 2012 fixed asset additions acquired in support of our transition away from management by New Station.

Operating Income. As a result of the factors discussed above, operating income was $0.4 million for the three months ended March 31, 2013, compared to $2.2 million for the three months ended March 31, 2012.

Interest Expense. Interest expense, net for the three months ended March 31, 2013 and March 31, 2012 was $1.1 million and $1.0 million, respectively. Interest expense is primarily related to our Senior Secured Credit Facility which had $51.7 million in Senior Secured Loans outstanding as of March 31, 2013. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of March 31, 2013, Aliante Gaming has not elected the cash interest payment option. Interest expense during the three months ended March 31, 2013 was offset by approximately $0.2 million related to an increase in the debt discount incurred in fresh-start reporting as a result of the application of the effective interest method.

Net Income(Loss). As a result of the factors discussed above, net loss was $0.6 million for the three months ended March 31, 2013, compared to a net income of $1.2 million for three months ended March 31, 2012.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2013, excluding the costs associated with the transition away from New Station. We will endeavor to fund capital expenditures for maintenance of the Casino through future improvements in operating results. However, we cannot assure that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $51.7 million in principal outstanding under the Senior Secured Credit Facility as of March 31, 2013. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Year Ending December 31, 2013

Our primary cash requirements for the remainder of 2013, are expected to include approximately $5.6 million for capital expenditures and $0.8 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members for 2013. At March 31, 2013, we have no availability for borrowings under the Senior Secured Credit Facility and we had $10.1 million in cash and cash equivalents, approximately half of which is used on the casino floor with the other half reserved for other general purposes.

Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations will be adequate to meet our financial and operating obligations in 2013, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Three months ended March 31, 2013 and 2012

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net cash (used in) provided by operating activities	$(709)	$2,430
Net cash used in investing activities	(175)	(102)
Net cash used in financing activities	(255)	(249)

Net (decrease) increase in cash and cash equivalents	$(1,139)	$2,079

For the three months ended March 31, 2013, net cash used in operating activities were $0.7 million as compared to $2.4 million of cash provided by operating activities for the three months ended March 31, 2012. The decrease in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the three months ended March 31, 2013 and March 31, 2012, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the three months ended March 31, 2013 and March 31, 2012. There were no distributions to the Members during the three months ended March 31, 2013 and March 31, 2012.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2013, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

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

You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2013, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). You should note that the design of any system of control is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 1A. RISK FACTORS.

A description of our risk factors can be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013. There have been no material changes in the risk factors described in such Annual Report on Form 10-K.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: May 15, 2013	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary