Form 10-Q
period 2013-06-30
ALST Casino Holdco, LLC
filed 2013-08-19
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 19, 2013, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,718	$11,276
Restricted cash	305	304
Receivables, net	1,406	1,131
Inventories	567	457
Prepaid gaming taxes	884	1,201
Prepaid expenses and other current assets	1,189	1,186
Total current assets	14,069	15,555
Property and equipment, net	65,699	66,595
Intangible assets, net	2,311	2,398
Other assets, net	6,386	6,380
Total assets	$88,465	$90,928

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$980	$966
Accounts payable	1,945	3,420
Accrued payroll and related	1,488	1,538
Accrued gaming and related	968	1,446
Accrued expenses and other current liabilities	396	689
Total current liabilities	5,777	8,059
Long-term debt, less current portion	47,315	45,141
Total liabilities	53,092	53,200
Commitments and contingencies (Note 7)
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated (deficit) retained earnings	(1,906)	449
Total members’ equity	35,373	37,728
Total liabilities and members’ equity	$88,465	$90,928

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Casino	$11,526	$14,151	$23,613	$28,686
Food and beverage	3,349	3,591	6,480	7,062
Room	1,349	1,614	2,770	3,306
Other	789	958	1,544	1,621
Gross revenues	17,013	20,314	34,407	40,675
Promotional allowances	(1,218)	(1,589)	(2,418)	(3,013)
Net revenues	15,795	18,725	31,989	37,662

Operating costs and expenses:
Casino	5,750	5,974	11,554	12,188
Food and beverage	2,829	2,444	5,560	4,962
Room	621	564	1,195	1,122
Other	436	363	714	718
Selling, general and administrative	5,092	6,072	10,394	11,924
Depreciation and amortization	1,082	686	2,164	1,469
Management fees	—	445	—	927
Total operating costs and expenses	15,810	16,548	31,581	33,310
Operating (loss) income	(15)	2,177	408	4,352

Other expense:
Interest expense, net	(1,698)	(986)	(2,763)	(1,978)

Net (loss) income	$(1,713)	$1,191	$(2,355)	$2,374

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(2,355)	$2,374
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,164	1,469
Amortization of debt discount and debt issuance costs	169	(423)
Accrued interest - paid in kind	2,536	2,309
Share-based compensation	—	15
Changes in operating assets and liabilities:		—
Restricted cash	(1)	858
Receivables, net	(275)	305
Inventories and prepaid expenses	167	513
Accounts payable	(1,475)	(474)
Accrued payroll and other current liabilities	(821)	(1,765)
Other, net	(6)	3
Total adjustments	2,458	2,810
Net cash provided by operating activities	103	5,184
Cash flows from investing activities:
Capital expenditures	(1,181)	(232)
Cash flows from financing activities:
Principal payments on debt	(480)	(467)
Net (decrease) increase in cash and cash equivalents	(1,558)	4,485
Cash and cash equivalents, beginning of period	11,276	9,583
Cash and cash equivalents, end of period	$9,718	$14,068

Supplemental cash flow disclosure:
Cash paid for interest	$59	$72

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011.  We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Casino and Hotel, previously Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. On the effective date the Company adopted fresh-start accounting.

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

On the Effective Date, (i) 100% of the equity interests in Aliante Gaming previously held by Aliante Holding were canceled and ceased to be outstanding, (ii) each Lender received, on account, and in full satisfaction, of its claims against Aliante Gaming arising under the Previous Facility and the Swap Agreement, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”), which was contributed to the Company in exchange for 432,003 units of our issued and outstanding membership interests (“Common Units”) and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Facility and the Swap Agreement were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of the Company’s financial position, results of operations and cash flows for the interim periods have been made.  The interim results reflected in these condensed financial statements are not necessarily indicative of results to be expected for the full fiscal year.  The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The accompanying condensed financial statements include the Company and its wholly owned subsidiary, Aliante Gaming.  All material intercompany transactions are eliminated in consolidation.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. Management did not believe that these amendments will have a material impact on the financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.

Reclassifications

The financial statements reflect certain reclassifications to prior year amounts to conform the classification in the current period.  For the three and six month periods ended June 30 2012 we reclassified $0.2 million and $0.4 million, respectively, in expenses included in “Selling, General & Administrative” to expenses included in “Other Expenses” as we believe these expenses are more closely associated with the other activities.  These reclassifications have no effect on previously reported operating income and net income.

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
	(unaudited)
Casino	$91	$25
Hotel	308	197
Other	1,088	967
	1,487	1,189
Allowance for doubtful accounts	(81)	(58)
Receivables, net	$1,406	$1,131

Note 4. Property and Equipment

Property and equipment, net consists of the following (amounts in thousands):

	Estimated
	Life	June 30,	December 31,
	(years)	2013	2012
	(unaudited)
Land	—	$6,200	$6,200
Buildings and improvements	10-45	52,676	52,676
Furniture, fixtures and equipment	3-7	12,232	11,067
Construction in progress		75	59
		71,183	70,002
Accumulated depreciation and amortization		(5,484)	(3,407)
Property and equipment, net		$65,699	$66,595

Note 5. Intangible Assets

Intangible assets, net consist of the following (amounts in thousands):

	Estimated	June 30,	December 31,
	Life	2013	2012
		(unaudited)
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30
Total intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(133)	(93)
Customer relationships		(156)	(109)
Reservation backlog		(30)	(30)
Total accumulated amortization		(319)	(232)
Intangible assets, net		$2,311	$2,398

Upon adoption of fresh-start accounting, we recognized $2.6 million in definite life intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $87,000 and $102,000 for the six months ended June 30, 2013 and June 30, 2012, respectively and approximately $43,000 and $51,000 for the three months ended June 30, 2013 and June 30, 2012, respectively.

Note 6. Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at June 30, 2013 and December 31, 2012 of $8.0 million and $8.2 million, respectively	$45,012	$42,345
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	2,424	2,870
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	859	892
Long-term debt	48,295	46,107
Less current portion of long-term debt	(980)	(966)
Long-term debt, net	$47,315	$45,141

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.  The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $53.0 million and $50.5 million in principal outstanding under the Senior Secured Credit Facility as of June 30, 2013 and December 31, 2012, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013.  During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013.  During the second quarter, the Company further evaluated the date it would commence the cash interest payment option, determining the Company expects now to defer the cash interest option until contractually required to do so beginning in November 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $518,326 using the retrospective approach.  Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception.  The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

The Senior Secured Credit Facility is guaranteed by the Company and by each wholly owned subsidiary of Aliante Gaming and is secured by a first-priority (a) pledge of 100% of the Company’s equity interest in Aliante Gaming, (b) pledge of 100% of the equity interests in Aliante Gaming’s domestic subsidiaries (if any) and 65% of the equity interests of Aliante Gaming’s “first-tier” foreign subsidiaries (if any) and (c) security interest in substantially all of Aliante Gaming’s tangible and intangible assets, as well as those of each subsidiary guarantor (if any), in each case, other than any assets that may not be pledged pursuant to applicable gaming laws and subject to customary exceptions. The Senior Secured Credit Facility includes various covenants and mandatory prepayments which are customary for similar types of financings and does not contain any financial maintenance covenants.

Equipment Financing

During 2008, Aliante Gaming entered into an equipment financing arrangement which terminates in November 2014 and is accounted for as a capital lease.  The agreement calls for monthly payments of approximately $80,000 with a residual payment of $1.1 million to be paid in November 2014.

Note 7. Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Casino had been claiming this exemption on its sales and use tax returns since operations commenced in November 2008 given the Nevada Supreme Court decision.  On June 25, 2012, the Nevada Tax Commission adopted regulations proposed by the Nevada Department of Taxation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal.   The Nevada Department of Taxation had issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. The sales tax would have applied to all complimentary food and employee meals on or after February 15, 2012, and accordingly, the Company had accrued a liability in the amount of $400,552 for the estimated amount of sales tax for the period February 15, 2012 through May 31, 2013.

In May 2013, the Nevada Department of Taxation agreed to a global settlement resolving the ongoing litigation surrounding complementary patron and employee meals.  Nevada taxpayers that agree to join the settlement will withdraw their refund requests in exchange for (a) the Nevada Department of Taxation agreement that it will make no claim against the taxpayers for sales or use tax due on employee meals and/or complimentary meals provided to patrons for any prior periods and (b) the passage of prospective legislation that clarifies that employee meals and complementary meals are not subject to sales or use tax.  The aforementioned legislation was passed by the Nevada legislature and signed into law by the Governor on June 13, 2013.  The Company will join the aforementioned settlement agreement, and accordingly the Company has reversed the accrued liability for sales taxes on complimentary patron and employee meals.

Litigation

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the six months ending June 30, 2013 and June 30, 2012 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net (loss) income for the three and six months ended June 30, 2013 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	Percent Change	June 30, 2013	June 30, 2012	Percent Change
Net revenues	$15,795	$18,725	(15.6)%	$31,989	$37,662	(15.1)%

Adjusted EBITDAM	$1,067	$3,308	(67.7)%	$2,572	$6,748	(61.9)%
Less:
Depreciation and amortization	1,082	686	57.7%	2,164	1,469	47.3%
Management fees	—	445	n/m	—	927	n/m
Operating income (loss)	(15)	2,177		408	4,352
Interest expense, net	(1,698)	(986)	72.2%	(2,763)	(1,978)	39.7%
Net (loss) income	$(1,713)	$1,191		$(2,355)	$2,374

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

The following table highlights the various sources of revenues and expenses for the three and six months ended June 30, 2013 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	Percent Change	June 30, 2013	June 30, 2012	Percent Change
Casino revenues	$11,526	$14,151	(18.5)%	$23,613	$28,686	(17.7)%
Casino expenses	5,750	5,974	(3.7)%	11,554	12,188	(5.2)%
Margin	50.1%	57.8%		51.1%	57.5%

Food and beverage revenue	3,349	3,591	(6.7)%	6,480	7,062	(8.2)%
Food and beverage expenses	2,829	2,444	15.8%	5,560	4,962	12.1%
Margin	15.5%	31.9%		14.2%	29.7%

Room revenue	1,349	1,614	(16.4)%	2,770	3,306	(16.2)%
Room expenses	621	564	10.1%	1,195	1,122	6.5%
Margin	54.0%	65.1%		56.9%	66.1%

Other revenue	789	958	(17.6)%	1,544	1,621	(4.8)%
Other expenses	436	363	20.1%	714	718	(0.6)%
Margin	44.7%	62.1%		53.8%	55.7%

Selling, general and administrative expenses	5,092	6,072	(16.1)%	10,394	11,924	(12.8)%
Percent of net revenues	32.2%	32.4%		32.5%	31.7%

Casino. Casino revenues decreased 18.5% to $11.5 million for the three months ended June 30, 2013 as compared to $14.1 million for the three months ended June 30, 2012. The $2.6 million decrease in casino revenues is due primarily to a 16.2% decline in slot revenue. Casino expenses decreased 3.7% to $5.7 million for the three months ended June 30, 2013 as compared to $6.0 million for the three months ended June 30, 2012, primarily due to the decline in casino promotional spending. The net impact of these factors resulted in a 7.7 percentage point decline in the casino operating margin for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Casino revenues decreased to $23.6 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to a 19.4% decrease in table games drop and a 13.9% decrease in slot handle. Both decreases are primarily a result of a decrease in gaming patron visitation. Casino expenses decreased 5.2% to $11.5 million for the six months ended June 30, 2013 as compared to $12.2 million for the six months ended June, 2012, primarily due to a decrease in casino promotional spending. The casino operating margin declined to 51.1% for the six months ended June 30, 2013 as compared to 57.5% for the six months ended June 30, 2012 as a result of the decrease in casino revenues.

Food and Beverage. Food and beverage revenues decreased 6.7% to $3.3 million for the three months ended June 30, 2013 as compared to $3.6 million for the same period in the prior year and revenues declined 8.2% to $6.5 million for the six months ended June 30, 2013 as compared to $7.1 million for the prior year period, primarily as a result of a reduction in patron beverage consumption and a decrease in the average check for meals served. Food and beverage expenses increased 15.8% to $2.8 million for the three months ended June 30, 2013 as compared to the same period in the prior year and expenses increased $0.6 million or 12.1% primarily as a result of increased food costs. The food and beverage operating margin declined to 14.2% for the six months ended June 30, 2013 as compared to 29.7% for the six months ended June 30, 2012 as a result of a decrease in the number of patrons served, together with an increase in overall food costs.

Room. The following table shows key information for hotel operations:

	Three Months Ended			Six Months Ended
	June 30, 2013	June 30, 2012	Percent Change	June 30, 2013	June 30, 2012	Percent Change

Occupancy	86%	94%		86%	93%
Average daily rate	$85	$80	6.3%	$88	$84	4.8%
Revenue per available room	$73	$75	(2.7)%	$76	$78	(2.6)%

Room revenues decreased 16.4% to $1.3 million for the three months ended June 30, 2013 as compared to $1.6 million for the prior year period. The decrease in room revenues is attributable to fewer room nights sold.  Room revenues decreased by 0.5% for the six month ended June 30, 2013 as compared to the prior year period. The decrease is primarily due to lower occupancy during non-peak periods. Room expenses were relatively flat for the three and six months ended June 30, 2013 as compared to the prior year periods.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, and entertainment. Other revenues decreased by $0.2 million, or 17.6%, during the three months ended June 30, 2013 as compared to the same period in the prior year and decreased by 4.8% during the six month ended June 30, 2013 as compared to the same period in the prior year, due to reduced percentage rent received from leased outlets as a result of a decline in patron visits. Other expenses increased by 20.1% during the three month ended June 30, 2013 as compared to the same period in the prior year due to an increase in fees paid to entertainment artists, but were relatively flat for the six months ended June 30, 2013 as compared to the prior year period.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased 16.1% to $5.1 million for the three months ended June 30, 2013, compared to $6.1 million for the three months ended June 30, 2012.  SG&A expenses decreased by 12.8% to $10.4 million for the six months ended June 30, 2013, compared to $11.9 million for the six months ended June 30, 2012. The decrease in SG&A expenses is primarily due to reduced professional fees and the reversal of the sales tax on complimentary meals to patrons and employees.

Depreciation and Amortization. Depreciation and amortization increased by $0.4 million for the three months ending June 30, 2013 and by $0.7 million for the six months ended June 30, 2013, as compared to the prior year period, primarily due to incremental depreciation associated with 2012 fixed asset additions acquired in support of our transition away from management by New Station.

Operating (Loss) Income. As a result of the factors discussed above, operating loss was $15,000 for the three months ended June 30, 2013, compared to $2.2 million in operating income for the three months ended June 30, 2012 and $0.4 million loss for the six months ended June 30, 2013 as compared to the $4.4 million in operating income for the six months ended June 30, 2012.

Interest Expense. Interest expense, net for the three and six months ended June 30, 2013 was $1.7 million and $2.8 million, respectively. Interest expense is primarily related to our Senior Secured Credit Facility which had $53.0 million in Senior Secured Loans outstanding as of June 30, 2013. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of June 30, 2013, Aliante Gaming has not elected the cash interest payment option.

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013.  During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013.  During the second quarter, the Company further evaluated the date it would commence the cash interest payment option, determining the Company expects now to defer the cash interest option until contractually required to do so beginning in November 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $518,326 using the retrospective approach.  Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception.  The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

Net Income (Loss). As a result of the factors discussed above, net loss was $2.4 million for the six months ended June 30, 2013, compared to net income of $2.4 million for six months ended June 30, 2012.

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

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $53.0 million in principal outstanding under the Senior Secured Credit Facility as of June 30, 2013. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Six Months Ended June 30, 2013

Our primary cash requirements for the remainder of 2013, are expected to include approximately $1.9 million for capital expenditures and $0.5 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members in 2013. At June 30, 2013, we have no availability for borrowings under the Senior Secured Credit Facility and we had $10.1 million in cash and cash equivalents, approximately half of which is used on the casino floor with the other half available for other general purposes.

Six months ended June 30, 2013 and 2012

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended
	June 30,	June 30,
	2013	2012
Net cash provided by operating activities	$103	$5,184
Net cash used in investing activities	(1,181)	(232)
Net cash used in financing activities	(480)	(467)

Net (decrease) increase in cash and cash equivalents	$(1,558)	$4,485

For the six months ended June 30, 2013, net cash provided by operating activities were $0.1 million as compared to $5.2 million of cash provided by operating activities for the six months ended June 30, 2012. The decrease in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the six months ended June 30, 2013 and June 30, 2012, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the six months ended June 30, 2013 and June 30, 2012. There were no distributions to the Members during the six months ended June 30, 2013 and June 30, 2012.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2013, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2013, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: August 19, 2013	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary