Form 10-Q
period 2013-09-30
ALST Casino Holdco, LLC
filed 2013-11-13
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2013, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALST CASINO HOLDCO, LLC

CONDENSED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,652	$11,276
Restricted cash	—	304
Receivables, net	1,127	1,131
Inventories	553	457
Prepaid gaming taxes	1,240	1,201
Prepaid expenses and other current assets	1,478	1,186
Total current assets	12,050	15,555
Property and equipment, net	65,879	66,595
Intangible assets, net	2,268	2,398
Other assets, net	6,382	6,380
Total assets	$86,579	$90,928

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$987	$966
Accounts payable	1,217	3,420
Accrued payroll and related	767	1,538
Accrued gaming and related	1,321	1,446
Accrued expenses and other current liabilities	464	689
Total current liabilities	4,756	8,059
Long-term debt, less current portion	48,236	45,141
Total liabilities	52,992	53,200
Commitments and contingencies (Note 7)
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Retained (deficit) earnings	(3,692)	449
Total members’ equity	33,587	37,728
Total liabilities and members’ equity	$86,579	$90,928

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:

Casino	$11,347	$13,785	$34,960	$42,471
Food and beverage	2,978	3,263	9,458	10,325
Room	1,247	1,561	4,017	4,867
Other	865	831	2,409	2,452
Gross revenues	16,437	19,440	50,844	60,115
Promotional allowances	(1,070)	(1,510)	(3,488)	(4,523)
Net revenues	15,367	17,930	47,356	55,592

Operating costs and expenses:
Casino	5,312	5,761	16,866	17,949
Food and beverage	2,871	2,361	8,431	7,323
Room	619	539	1,814	1,661
Other	390	334	1,104	1,053
Selling, general and administrative	5,599	6,793	15,993	18,716
Depreciation and amortization	1,115	766	3,279	2,235
Management fees	—	557	—	1,484
Gain on disposal of assets, net	—	(109)	—	(109)
Total operating costs and expenses	15,906	17,002	47,487	50,312
Operating (loss) income	(539)	928	(131)	5,280

Other expense:
Interest expense, net	(1,247)	(1,043)	(4,010)	(3,021)

Net (loss) income	$(1,786)	$(115)	$(4,141)	$2,259

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(4,141)	$2,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,279	2,235
Gain on disposal of assets, net	—	(109)
Amortization of debt discount and debt issuance costs	39	(619)
Accrued interest - paid in kind	3,872	3,520
Share-based compensation	—	23
Changes in operating assets and liabilities:		—
Restricted cash	304	859
Receivables, net	4	191
Inventories and prepaid expenses	(483)	599
Accounts payable	(2,203)	(127)
Accrued payroll and other current liabilities	(1,121)	(1,403)
Other assets, net	(2)	(13)
Total adjustments	3,690	5,156
Net cash used in operating activities	(451)	7,415
Cash flows from investing activities:
Capital expenditures	(2,433)	(2,193)
Proceeds from sale of property and equipment	—	136
Net cash used in investing activities	(2,433)	(2,057)
Cash flows from financing activities:
Principal payments on debt	(740)	(719)
Net (decrease) increase in cash and cash equivalents	(3,624)	4,639
Cash and cash equivalents, beginning of period	11,276	9,583
Cash and cash equivalents, end of period	$7,652	$14,222

Supplemental cash flow disclosure:
Cash paid for interest	$99	$119

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

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments.  The carrying value for all long-term debt, including current maturities, owed by the Company as of September 30, 2013 and December 31, 2012, approximates fair value as a result of the fixed rate associated with the debt.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to enhance disclosures about offsetting and related arrangements. This information will enable the users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial and derivative instruments. These amendments are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by these amendments should be provided retrospectively for all comparative periods presented. The adoption of this pronouncement did not have a material impact on the financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our condensed financial statements.

Reclassifications

The consolidated financial statements reflect certain reclassifications to prior year amounts to conform the classification in the current period.  For the three and nine months ended September 30, 2012, we reclassified $0.2 million and $0.6 million, respectively, in expenses included in “Selling, General & Administrative” to expenses included in “Other Expenses” as we believe these expenses are more closely associated with the other activities.  These reclassifications have no effect on previously reported operating income and net loss.

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
	(unaudited)
Casino	$88	$25
Hotel	123	197
Other	988	967
	1,199	1,189
Allowance for doubtful accounts	(72)	(58)
Receivables, net	$1,127	$1,131

Note 4. Property and Equipment

Property and equipment, net consists of the following (amounts in thousands):

	Estimated
	Life	September 30,	December 31,
	(years)	2013	2012
	(unaudited)
Land	—	$6,200	$6,200
Buildings and improvements	10-45	52,738	52,676
Furniture, fixtures and equipment	3-7	12,997	11,067
Construction in progress		501	59
		72,436	70,002
Accumulated depreciation and amortization		(6,557)	(3,407)
Property and equipment, net		$65,879	$66,595

Note 5. Intangible Assets

Intangible assets, net consist of the following (amounts in thousands):

	Estimated	September 30,	December 31,
	Life	2013	2012
	(unaudited)
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30
Total intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(153)	(93)
Customer relationships		(179)	(109)
Reservation backlog		(30)	(30)
Total accumulated amortization		(362)	(232)
Intangible assets, net		$2,268	$2,398

Upon adoption of fresh-start reporting, we recognized $2.6 million in definite life intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $130,000 and $152,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Note 6. Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at September 30, 2013 and December 31, 2012 of $8.2 million and $7.7 million, respectively (related party)	$46,201	$42,345
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	2,198	2,870
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	824	892
Long-term debt	49,223	46,107
Less current portion of long-term debt	(987)	(966)
Long-term debt, net	$48,236	$45,141

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.  The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $54.4 million and $50 million in principal outstanding under the Senior Secured Credit Facility as of September 30, 2013 and December 31, 2012, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013. During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013. During the second quarter, the Company further evaluated the date it would commence the cash interest payment option, determining the Company would instead elect to defer the cash interest option until contractually required to do so beginning in November 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $518,326 using the retrospective approach. Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

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

Equipment Financing

During 2008, Aliante Gaming entered into an equipment financing arrangement which terminates in November 2014 and is accounted for as a capital lease.  The agreement calls for monthly payments of approximately $80,000 with a residual payment of $1.2 million to be paid in November 2014.

Note 7. Commitments and Contingencies

Sales and Use Tax on Complimentary Meals

In March 2008, in the matter captioned Sparks Nugget, Inc. vs. State ex rel. Department of Taxation, the Nevada Supreme Court ruled that food purchased for use in complimentary meals provided to patrons and employees is not subject to Nevada use tax. The Casino had been claiming this exemption on its sales and use tax returns since operations commenced in November 2008 given the Nevada Supreme Court decision.  On June 25, 2013, the Nevada Tax Commission adopted regulations proposed by the Nevada Department of Taxation that as of February 15, 2012, complimentary meals provided to customers are subject to sales tax at the retail value of the meal and employee meals are subject to sales tax at the cost of the meal.   The Nevada Department of Taxation had issued guidance delaying the payment of this sales tax until the earlier of (1) approval of the regulation by the Legislative Commission, (2) affirmation by the Nevada Supreme Court, (3) the effective date of relevant legislation or (4) June 30, 2013. The sales tax would have applied to all complimentary food and employee meals on or after February 15, 2012, and accordingly, the Company had accrued a liability in the amount of $400,552 for the estimated amount of sales tax for the period February 15, 2012 through May 31, 2013.

In May 2013, the Nevada Department of Taxation agreed to a global settlement resolving the ongoing litigation surrounding complementary patron and employee meals.  Nevada taxpayers that agree to join the settlement will withdraw their refund requests in exchange for (a) the Nevada Department of Taxation agreement that it will make no claim against the taxpayers for sales or use tax due on employee meals and/or complimentary meals provided to patrons for any prior periods and (b) the passage of prospective legislation that clarifies that employee meals and complementary meals are not subject to sales or use tax.  The prospective legislation was passed by the Nevada Legislature and signed into law by the Governor on June 13, 2013.  The Company will join the aforementioned settlement agreement, and accordingly the Company reversed the accrued liability for sales taxes on complimentary patron and employee meals in the second quarter of 2013.

Litigation

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the nine months ending September 30, 2013 and September 30, 2012 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net (loss) income for the three and nine months ended September 30, 2013 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September	September	Percent	September	September	Percent
	30, 2013	30, 2012	Change	30, 2013	30, 2012	Change

Net revenues	$15,367	$17,930	(14.3)%	$47,356	$55,592	(14.8)%

Adjusted EBITDAM	$577	$2,142	(73.1)%	$3,149	$8,890	(64.6)%
Less:
Depreciation and amortization	1,115	766	45.6%	3,279	2,235	46.7%
Management Fees	—	557	n/m	—	1,484	n/m
Gain on disposal of assets, net	—	(109)	n/m	—	(109)	n/m
Operating income (loss)	(539)	928		(131)	5,280
Interest expense, net	(1,247)	(1,043)	19.6%	(4,010)	(3,021)	32.7%
Net (loss) income	$(1,786)	$(115)		$(4,141)	$2,259

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

The following table highlights the various sources of revenues and expenses for the three and nine months ended September 30, 2013 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	Percent Change	September 30, 2013	September 30, 2012	Percent Change
Casino revenues	11,347	13,785	(17.7)%	34,960	42,471	(17.7)%
Casino expenses	5,312	5,761	(7.8)%	16,866	17,949	(6.0)%
Margin	53.2%	58.2%		51.8%	57.7%

Food and beverage revenue	2,978	3,263	(8.7)%	9,458	10,325	(8.4)%
Food and beverage expenses	2,871	2,361	21.6%	8,431	7,323	15.1%
Margin	3.6%	27.6%		10.9%	29.1%

Room revenue	1,247	1,561	(20.1)%	4,017	4,867	(17.5)%
Room expenses	619	539	14.8%	1,814	1,661	9.2%
Margin	50.4%	65.5%		54.8%	65.9%

Other revenue	865	831	4.1%	2,409	2,452	(1.8)%
Other expenses	390	334	16.8%	1,104	1,053	4.8%
Margin	54.9%	59.8%		54.2%	57.1%

Selling, general and administrative expenses	5,599	6,793	(17.6)%	15,993	18,716	(14.5)%
Percent of net revenues	36.4%	37.9%		33.8%	33.7%

Casino. Casino revenues decreased 17.7% to $11.3 million for the three months ended September 30, 2013 as compared to $13.8 million for the three months ended September 30, 2012. The $2.4 million decrease in casino revenues is due primarily to a 20.0% decrease in table games drop, a 5.6% decrease in slot handle and a 42.1% decrease in race handle. Casino expenses decreased 7.8% to $5.3 million for the three months ended September 30, 2013 as compared to $5.8 million for the three months ended September 30, 2012, primarily due to the decline in casino promotional spending. The net impact of these factors resulted in a 5.0 percentage point decline in the casino operating margin for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Casino revenues decreased by $7.5 million, or 17.7% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a 20.5% decrease in table games drop and a 13.2% decrease in slot handle. Both decreases are primarily a result of a decrease in gaming patron visitation. Casino expenses decreased 6.0% to $16.9 million for the nine months ended September 30, 2013 as compared to $17.9 million for the nine months ended September 30, 2012, primarily due to a decrease in casino promotional spending. The casino operating margin declined to 51.8% for the nine months ended September 30, 2013 as compared to 57.7% for the nine months ended September 30, 2012 as a result of the decrease in overall casino revenues.

Food and Beverage. Food and beverage revenues decreased 8.7% to $2.9 million for the three months ended September 30, 2013 as compared to the same period in the prior year and revenues declined 8.4% to $9.5 million for the nine months ended September 30, 2013 as compared to $10.3 million for the prior year period, primarily as a result of a reduction in patron beverage consumption and a decrease in the average check for meals served. Food and beverage expenses increased 21.6% to $2.9 million for the three months ended September 30, 2013 as compared to the same period prior year and expenses increased $1.1 million or 15.1% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of increased food costs. The food and beverage operating margin declined to 3.6% for the three months ended September 30, 2013 as compared to 27.6% for the same period in the prior year and the operating margin declined to 10.9% for the nine months ended September 30, 2013 as compared to 29.1% for the same period in the prior year, primarily as a result of a decrease in average check for meals served, together with an increase in overall food costs.

Room. The following table shows key information for hotel operations:

	Three Months Ended			Nine Months Ended
	September 30, 2013	September 30, 2012	Percent Change	September 30, 2013	September 30, 2012	Percent Change

Occupancy	80%	89%		84%	92%
Average daily rate	$84	$82	2.4%	$86	$84	2.4%
Revenue per available room	$67	$73	(8.2)%	$73	$77	(5.2)%

Room revenues decreased by 20.1% to $1.2 million for the three months ended September 30, 2013 as compared to $1.6 million for the prior year period. The decrease in room revenues is attributable to reduced demand resulting in fewer room nights sold.  Room revenues decreased by 17.5% for the nine month ended September 30, 2013 as compared to the prior year period. The decrease is primarily due to lower occupancy during non-peak periods. Room expenses were relatively flat for the three and nine months ended September 30, 2013 as compared to the prior year period.

Other Revenues and Expenses. Other revenues and expenses were relatively flat for the three and nine months ended September 30, 2013 as compared to the prior year period.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased 17.6% to $5.6 million for the three months ended September 30, 2013, compared to $6.7 million for the three months ended September 30, 2012.  SG&A expenses decreased by 14.5% to $16.0 million for the nine months ended September 30, 2013, compared to $18.7 million for the nine months ended September 30, 2012. The decrease in SG&A expenses is primarily due to reduced professional fees and the reversal of the sales/use tax on complimentaries.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million for the three months ending September 30, 2013 and by $1.0 million for the nine months ended September 30, 2013, as compared to the prior year period, primarily due to incremental depreciation associated with 2012 fixed asset additions acquired in support of our transition away from management by New Station.

Operating (Loss) Income. As a result of the factors discussed above, operating (loss) income was $(0.5) million for the three months ended September 30, 2013, compared to $0.9 million for the three months ended September 30, 2012 and $(0.1) million for the nine months ended September 30, 2013 as compared to the $5.3 million for the nine months ended September 30, 2012.

Interest Expense. Interest expense, net for the three and nine months ended September 30, 2013 was $1.2 million and $4.0 million, respectively. Interest expense is primarily related to our Senior Secured Credit Facility which had $54.4 million in Senior Secured Loans outstanding as of September 30, 2013. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of September 30, 2013, Aliante Gaming has not elected the cash interest payment option.

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013. During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013. During the second quarter, the Company further evaluated the date it would commence the cash interest payment option, determining the Company would instead elect to defer the cash interest option until contractually required to do so beginning in November 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $518,326 using the retrospective approach. Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

Net (Loss) Income. As a result of the factors discussed above, net loss for the three and nine months ended September 30, 2013 was $1.8 million and $4.1 million, respectively, as compared to a net loss of $0.1 million and a net income of $2.3 million for the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2013. However, we cannot assure that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $54.4 million in principal outstanding under the Senior Secured Credit Facility as of September 30, 2013. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Nine Months Ended September 30, 2013

Our primary cash requirements for the remainder of 2013 are expected to include approximately $250,000 million for capital expenditures and $0.2 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members in 2013. At September 30, 2013, we have no availability for borrowings under the Senior Secured Credit Facility and we had $7.6 million in cash and cash equivalents, approximately two thirds of which is used on the casino floor with the other third reserved for other general purposes.

Nine months ended September 30, 2013 and 2012

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Net cash (used in) provided by operating activities	$(451)	$7,415
Net cash used in investing activities	(2,433)	(2,057)
Net cash used in financing activities	(740)	(719)

Net (decrease) increase in cash and cash equivalents	$(3,624)	$4,639

For the nine months ended September 30, 2013, net cash provided by operating activities were $(0.5) million as compared to $7.4 million of cash provided by operating activities for the nine months ended September 30, 2012. The decrease in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the nine months ended September 30, 2013 and September 30, 2012, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the nine months ended September 30, 2013 and September 30, 2012. There were no distributions to the Members during the three and nine months ended September 30, 2013 and September 30, 2012.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2013, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2013, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: November 13, 2013	By:	/s/ SOOHYUNG KIM
	Name:	Soohyung Kim
	Title:	Manager, Chief Executive Officer and Secretary