Form 10-K
period 2013-12-31
ALST Casino Holdco, LLC
filed 2014-03-27
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of June 30, 2013 was $0.

As of March 25, 2014, there were 432,213 units outstanding of the registrant’s common units.

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

General

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to a joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of the Aliante Casino + Hotel, previously known as Aliante Station Casino + Hotel, located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. Prior to the Effective Date, we conducted no operations and had no material assets or liabilities.

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

Management Agreement

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, we were obligated to pay New Station (i) a monthly base management fee equal to 1% of the gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services expenses. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station continued to operate and manage the Casino until October 31, 2012. Effective November 1, 2012, Aliante Gaming assumed management and established its own internal management team to oversee the operations of the Casino.

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

The Casino features a full-service Scottsdale-modern, desert-inspired casino and resort with approximately 82,000 square feet of gaming space, 202 hotel rooms including suites, 1,838 slot machines, 36 gaming tables, and a 200-seat bingo room. The ultra-modern 170-seat race and sports book rivals any in Las Vegas and also includes a sports bar and viewing patio. Non-gaming amenities include a 16-screen movie theater complex, a 650-seat showroom, an entertainment lounge, a spa and a resort style pool with cabanas.

The Casino can accommodate both large groups and intimate gatherings in its 14,000-square feet of event and banquet space divided among four ballrooms and six meeting and conference rooms. The Casino’s six full-service restaurants include MRKT Sea & Land, Bistro 57, The Salted Lime, TGI Friday’s,  Medley Buffet and the Farm, a 24 hour cafe. The Casino also offers a variety of fast-food outlets to enhance the customers’ dining selection.

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

Although perceived value will initially attract a customer to the Casino, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer’s visit through an enjoyable, affordable and high-quality entertainment experience. North Las Vegas, which had been one of the fastest-growing cities in the United States, had been characterized by a historically strong economy and demographics, which include an increasing number of retirees and other active gaming customers; however, the city continues to be adversely affected by the national economic downturn. The economic downturn continues to have an adverse impact on the population growth and economy of North Las Vegas, resulting in significant declines in the local housing market and continuing high unemployment which has negatively affected consumer spending and customer visits to the Casino.

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

In November 2012, we introduced our own player loyalty program, the Aliante Players Club, which allows participants to redeem points earned from their gaming activity at the Casino for complimentary slot play, food, beverages, hotel rooms, spa treatments, movie passes, entertainment tickets or merchandise from the gift shop. Under the player loyalty program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Aliante Players Club.

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

We use the “ALIANTE” mark pursuant to a license agreement, dated January 6, 2006, with North Valley Enterprises, LLC (“North Valley”) (an affiliate of GC Aliante). Under the agreement, North Valley grants us a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use certain Marks owned by North Valley in connection with the Casino. The license agreement is perpetual, provided that North Valley may terminate the license if we fail to meet the quality standards applicable to the use of the Marks and fail to cure any such failure within thirty days. The license provides that we will own all right, title and interest in any composite Marks consisting of “ALIANTE” (or another Mark licensed by North Valley under the agreement); provided, that upon termination of the license agreement, we must cease and desist using all such composite Marks and immediately cancel or withdraw any trademark applications or registrations for any composite Marks. If we are required to cease and desist using the “ALIANTE” mark or any composite Marks for any reason, we may be unable to obtain a license to use such Marks on favorable terms, or at all.

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

Entities, including our subsidiary Aliante Gaming, that own and operate casinos in Nevada are required to be licensed by the Gaming Authorities. A gaming license for such activities requires the periodic payment of fees and taxes and is not transferable. We have received all necessary licenses from the Gaming Authorities for Aliante Gaming to conduct non-restricted gaming operations at the Casino. No person may become a holder of more than a 5% interest in or receive any percentage of gaming revenue from Aliante Gaming, without first obtaining licenses and approvals from the Gaming Authorities. No person may become a holder of a 5% or less interest in Aliante Gaming without registering with the Gaming Authorities.

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

In the event the Company was determined to have violated the Nevada Act, the Gaming Commission could limit, condition, suspend or revoke any license, registration, finding of suitability or other approval subject to compliance with certain statutory and regulatory procedures. In addition, the Company and the individuals involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Gaming Commission. Further, the Gaming Commission could seek court appointment of a supervisor to operate the Casino and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Casino) could be forfeited to the State of Nevada. The limitation or suspension of any gaming license or registration, or the appointment of a supervisor, would materially adversely affect our operations.

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

Moreover, given that the Company is a registered public company under the Nevada Act any person who acquires more than 5% of the Company’s voting securities must be reported to the Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered public company’s voting securities apply to the Gaming Commission for a finding of suitability within 30 days after the Chairman of the Gaming Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 25%, of a registered public company’s voting securities (and if any such voting securities were acquired other than through a debt restructuring) may apply to the Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered public company’s voting securities and maintain its waiver if the additional ownership results from equity repurchase by such registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors or managers of the registered public company, any change in the corporate charter, bylaws, management, policies or operations of the registered public company, or any of its gaming affiliates or any other action which the Gaming Commission finds to be inconsistent with holding such registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Gaming Commission or by the Chairman of the Gaming Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity of a registered public company beyond the period of time as may be prescribed by the Gaming Commission may be guilty of a criminal offense. The Company may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be an equity holder or to have any other relationship with the Company or Aliante Gaming, the Company:

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

The sale of alcoholic beverages by the Company on the premises of the Casino is subject to licensing, control and regulation by the applicable local authorities. The Company has obtained  gaming and liquor licenses from the City of North Las Vegas. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such licenses, and any such disciplinary action could, and revocation of such licenses would, have a material adverse effect upon the results of operations of the Company.

Environmental Matters

Compliance with federal, state and local laws enacted for the protection of the environment to date had no material effect upon our capital expenditures, earnings or competitive position and we do not anticipate any material adverse effects in the future based on the nature of our operations.

Employees

As of January 31, 2014, Aliante Gaming had 879 employees. Aliante Gaming is not currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at the Casino in the past, and we believe that such efforts are ongoing at this time.

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

We have a limited amount of cash and we do not have a credit facility upon which to draw funds. We generated operating income of $1 thousand for the year ended December 31, 2013, and we may incur operating losses in the future. We may be unable to generate sufficient revenues and cash flows to meet our debt service obligations, to finance capital expenditures, meet our operational needs and finance the expected significant costs of transitioning away from New Station, our previous manager. Any one of these failures may preclude us from, among other things:

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

•                  the outbreak of an infectious disease.

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

We draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been, and may continue to be, negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in the local markets have negatively affected the Casino’s operations, and may continue to negatively affect our operations in the future. According to the Nevada State Gaming Control Board, gaming revenues in North Las Vegas for the twelve months ended December 31, 2013, decreased from the prior year by 5.5%. North Las Vegas gaming revenues were severely negatively impacted by the economic downturn and there can be no assurance that gaming revenues will not continue to decrease in future periods. In addition, the residential real estate market in the United States, and in particular North Las Vegas, has experienced a significant downturn due to declining real estate values. Individual consumers are experiencing higher delinquency rates on various consumer loans and defaults on indebtedness of all kinds have increased. In addition, North Las Vegas and our other target markets continue to experience high rates of unemployment. According to the United States Bureau of Labor Statistics, in 2012 and 2013, Nevada had the second highest unemployment rate in the country with 2013 at 9.8% compared to the national average of 7.4%. As of December 31, 2013, Nevada’s unemployment rate was 9.0%. All of these factors have materially and adversely affected the Casino’s results of operations. Further declines in real estate values in Las Vegas and the United States, continued high rates of unemployment and continuing credit and liquidity concerns could continue to have an adverse effect on our results of operations.

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

Although we maintain insurance customary and appropriate for our business, we cannot assure that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

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

We are subject to extensive regulation by the state, county and city in which we operate. These laws, regulations and ordinances generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. As such, Gaming Authorities can require us to disassociate ourselves from suppliers or business partners found unsuitable by the regulators or, alternatively, cease operations. Holders of our Common Units who fail to obtain any licenses, authorizations, qualifications or findings of suitability, as may be required by Gaming Authorities, will not be entitled to exercise any rights of ownership with respect to, or receive any income from, our Common Units.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state legislators and officials have proposed changes in taxes, or in the administration of tax laws, affecting the gaming industry. The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The 2013 legislative session ended on June 3, 2013. There were no specific proposals during the recent legislative session to increase gaming taxes, however there are no assurances an increase in gaming taxes will not be proposed and passed by the Nevada Legislature, or that other taxes impacting gaming licenses or other businesses in general will not be enacted during future legislative sessions. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law, regulations or compact provisions. Such changes, if adopted, could have a material adverse effect on our results of operations.

Risks Related to Our Indebtedness

We have significant indebtedness.

As of December 31, 2013, we had $58.5 million in outstanding principal amount of debt which includes $55.7 million in outstanding principal under the Senior Secured Credit Agreement. We have no ability to draw on the Senior Secured Credit Facility. Our substantial indebtedness could:

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

The Senior Secured Credit Facility also imposes various customary affirmative covenants on Aliante Gaming and its subsidiaries including, among others, reporting covenants, covenants to maintain insurance, and maintain properties and other covenants customary in senior credit financings of this type.

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

The transferability of our Common Units is very limited and subject to the prior approval of our Board of Managers.

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

Holders

As of February 28, 2014, there were 13 holders of record of our Common Units.

Dividends

There were no dividends paid during the years ended December 31, 2013 and 2012. We did not make, and do not anticipate making in the foreseeable future, any distributions on our Common Units. The Senior Secured Credit Facility restricts our ability to declare or make distributions on our Common Units.

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

Issuer Purchases of Equity Securities

There were no purchases of our Common Units made by, or on behalf of us during the year ended December 31, 2013.

ITEM 6.                          SELECTED FINANCIAL DATA

On November 1, 2011, Aliante Gaming, the owner and operator of the Casino, became our wholly owned subsidiary pursuant to the Plan. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities. As a result, the following selected financial data presents our financial results as of and for the years ended December 31, 2013, and 2012, the period from November 1, 2011 through December 31, 2011 (the “Successor Period”) and for the Predecessor, Aliante Gaming, for the period from January 1, 2011 through October 31, 2011, and as of and for the years ended December 31, 2010 and 2009 (the “Predecessor Period”). The historical financial results for the Predecessor are not comparable to our current financial condition or our future results of operations following November 1, 2011 due to the adoption of fresh-start reporting in accordance with ASC Topic 852. The selected financial data presented below have been derived from our and the Predecessor’s financial statements which, except for 2010 and 2009 are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor			Predecessor
			Period from	Period from
			November 1, 2011	January 1, 2011
			Through	through
	Year Ended December 31,		December 31,	October 31,	Year Ended December 31,
(in thousands)	2013	2012	2011	2011	2010	2009
Income statement data:
Revenues:
Casino	$47,476	$53,939	$9,704	$43,197	$49,378	$52,709
Other	21,341	22,380	4,110	18,818	21,425	22,669
Gross revenues	68,817	76,319	13,814	62,015	70,803	75,378
Promotional allowances	(4,735)	(5,638)	(950)	(4,523)	(5,517)	(5,924)
Net revenues	64,082	70,681	12,864	57,492	65,286	69,454

Operating costs and expenses:
Casino	22,699	22,854	3,961	19,244	23,669	26,992
Other	15,510	13,495	2,435	11,006	11,354	10,918
Selling, general and administrative	21,387	25,678	4,356	18,799	21,987	24,317
Depreciation and amortization	4,662	3,208	522	3,901	27,873	27,608
Management fees	—	1,516	377	1,496	1,853	1,893
Preopening expenses	—	—	—	34	222	1,186
Restructuring and other charges (a)	—	—	—	2,550	9,987	—
Impairment loss (b)	—	—	—	—	466,500	—
Loss (gain) on disposal of assets, net	(177)	7	—	—	—	—
Total operating costs and expenses	64,081	66,758	11,651	57,030	563,445	92,914
Operating income	1	3,923	1,213	462	(498,159)	(23,460)
Interest expense, net	(5,262)	(4,047)	(640)	(8,502)	(30,332)	(27,749)
(Loss) income before reorganization items	(5,261)	(124)	573	(8,040)	(528,491)	(51,209)
Reorganization items, net (c)	—	—	—	373,039	—	(6,503)
Net (loss) income	$(5,261)	$(124)	$573	$364,999	$(528,491)	$(57,712)

Balance sheet data (as of period end)
Total Assets	$87,929	$90,928	$89,038		$111,868	$607,473
Long-term debt, including current portion	50,216	46,107	43,201		364,893	362,526
Member’s equity (deficit)	32,467	37,728	37,827		(327,745)	200,746

(a)                  Restructuring and other charges are comprised of expenses related to the evaluation of financial and strategic alternatives and include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing. In addition, the year ended December 31, 2010 includes $2.5 million related to the write-off of unamortized debt issuance costs as a result of the Predecessor’s default on the Previous Facility and developments in restructuring negotiations with the Lenders.

(b)                  During the year ended December 31, 2010, the Predecessor recorded $466.5 million in non-cash impairment charges to reduce the carrying value of its property and equipment to fair value in accordance with the accounting guidance for impairment and disposal of long-lived assets.

(c)                   Reorganization items are comprised of the discharge of liabilities subject to compromise and the revaluation of assets and liabilities in addition to expenses incurred after the Petition Date including legal and advisory fees in connection with the Restructuring Transactions.

ITEM  7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

We were formed on May 11, 2011 to acquire substantially all of the equity interests of Aliante Gaming pursuant to the Plan. The reorganization of Aliante Gaming was completed on November 1, 2011, resulting in Aliante Gaming, the owner and operator of Aliante Casino + Hotel, previously known as Aliante Station Casino + Hotel, in North Las Vegas, Nevada, becoming our wholly owned subsidiary. Aliante Casino + Hotel is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

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

On November 1, 2012, New Station ceased providing management services to Aliante Gaming.

Overview

Our revenues are primarily derived from gaming revenues, which include revenues from slot machines and table games. Gaming revenues are generally defined as gaming wins less gaming losses. Our largest component of gaming revenues is from slot machines. Promotional allowances consist primarily of free slot play and complimentary food and beverages furnished to customers. Upon redemption, the retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances. We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to operations and excludes interest income, interest expense and other non-operating income and expenses.

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenue, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDAM (see “Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, gain (loss) on disposal of assets, net, impairment loss, restructuring and other charges, reorganization items, net and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

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

Due to the adoption of fresh-start reporting, the financial statements for the Company are required to be presented separately from those of the Predecessor. As a result, the financial statements for the year ended December 31, 2011 are presented for two periods: November 1, 2011 through December 31, 2011 (the “Successor Period”) and January 1, 2011 through October 31, 2011 (the “Predecessor Period”). For purposes of analysis and comparison of current year and prior year operating results, certain operating results for the Successor Period and the Predecessor Period are presented on a combined basis in this Management’s Discussion and Analysis. Please see footnote (a) immediately following the tables below for important information about this combined presentation. Because we conducted no operations prior to November 1, 2011, we have presented the results of Aliante Gaming for the Predecessor Period January 1, 2011 through October 31, 2011 for comparison purposes.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net (loss) income for the Successor and the Predecessor (in thousands, except percentages):

	Successor					Predecessor
					Period from	Period from
					November 1, 2011	January 1, 2011
	Year Ended		Year Ended		through	through
	December 31,	Percent	December 31,	Percent	December 31,	October 31,	Combined	Percent
	2013	Change	2012	Change	2011	2011	2011(a)	Change
Net revenues	$64,082	(9.3)%	$70,681	0.5%	$12,864	$57,492	$70,356	7.8%
Adjusted EBITDAM (b)	$4,486	(48.2)%	$8,654	(18.0)%	$2,112	$8,443	$10,555	27.5%
Less:
Depreciation and amortization	4,662	45.3%	3,208	(27.5)%	522	3,901	4,423	(84.1)%
Management fees	—	(100.0)%	1,516	(19.1)%	377	1,496	1,873	1.1%
Preopening expenses	—	—	—	(100.0)%	—	34	34	(70.7)%
Restructuring and other charges	—	—	—	(100.0)%	—	2,550	2,550	(74.5)%
Loss (gain) on disposal of assets, net	(177)	n/m	7	100.0%	—	—	—	(100.0)%
Operating income	1	(100.0)%	3,923	n/m%	1,213	462	1,675	(100.3)%
Interest expense, net	(5,262)	30.0%	(4,047)	(55.7)%	(640)	(8,502)	(9,142)	(69.9)%
Reorganization items, net	—	—	—	(100.0)%	—	373,039	373,039	100.0%
Net (loss) income	$(5,261)	4,142.4%	$(124)	n/m	$573	$364,999	$365,572	n/m

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

(b)                  EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating our property operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of our property operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with GAAP, Adjusted EBITDAM is a useful financial performance measurement for assessing our property operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net (loss) income plus interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal of assets, net, impairment loss, restructuring and other charges, reorganization items, net and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of our property operating performance, it is useful to exclude such items when analyzing current property results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of the property to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current property operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while previously recurring in nature, are based on the operating results of the property and as such, the amount of management fees will vary in each period and are not considered property operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of our property operating performance. We believe that our debt stakeholders use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, preopening expenses, lease termination, loss on disposal of assets, net, impairment loss, restructuring and other charges and reorganization items, net and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net (loss) income, or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.  The following table highlights the various sources of revenues and expenses for the Successor and Predecessor as compared to the prior year (in thousands, except percentages):

	Successor				Predecessor
				Period from	Period from
				November 1, 2011	January 1, 2011
	Year Ended	Year Ended		through	through
	December 31,	December 31,	Percent	December 31,	October 31,	Combined	Percent
	2013	2012	Change	2011	2011	2011(a)	Change
Casino revenues	$47,476	$53,939	-12.0%	$9,704	$43,197	$52,901	2.0%
Casino expenses	22,699	22,854	-0.7%	3,961	19,244	23,205	-1.5%
Margin	52.2%	57.6%		59.2%	55.5%	56.1%

Food and Beverage revenue	$12,927	$13,270	-2.6%	$2,481	$11,043	$13,524	-1.9%
Food and Beverage expenses	11,566	10,007	15.6%	1,841	8,726	10,567	-5.3%
Margin	10.5%	24.6%		25.8%	21.0%	21.9%

Room revenue	$5,274	$5,986	-11.9%	$974	$5,082	$6,056	-1.2%
Room expenses	2,505	2,139	17.1%	330	1,701	2,031	5.3%
Margin	52.5%	64.3%		66.1%	66.5%	66.5%

Other revenue	$3,140	$3,124	0.5%	$655	$2,693	$3,348	-6.7%
Other expenses	1,439	1,349	6.7%	264	1,288	1,552	-13.1%
Margin	54.2%	56.8%		59.7%	52.2%	53.6%

Selling, general and administrative expenses	$21,387	$25,678	-16.7%	$4,356	$18,090	$22,446	14.4%
Percent of net revenues	33.4%	36.3%		33.9%	31.5%	31.9%

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

Casino. Casino revenues decreased 12.0% to $47.5 million for the year ended December 31, 2013, as compared to $53.9 million for the year ended December 31, 2012, primarily due to a decrease in slot revenue. Until November 1, 2012, Aliante Gaming was managed by New  Station Casinos under the Station Casinos brand, during which time the casino had access to the Station Casinos database and participated in the Station Casinos corporate marketing programs. Effective November 1, 2012, Aliante Gaming became “self-managed” and no longer enjoyed the marketing benefits of the Station Casinos database of customers, or the Station Casinos marketing programs resulting in the decline in slot volume.

Casino revenues increased 2.0% to $53.9 million for the year ended December 31, 2012, as compared to $52.9 million for Combined 2011, primarily due to an increase in table games and slot volume. Casino expenses decreased 1.5% to $22.9 million for the year ended December 31, 2012, as compared to $23.2 million for Combined 2011, primarily as a result of a $0.3 million decrease in payroll and related expenses. The casino operating margin improved to 57.6% for the year ended December 31, 2012, as compared to 56.1% for Combined 2011 as a result of the increased casino revenues and lower casino expenses.

Food and Beverage. For the year ended December 31, 2013, food and beverage revenues decreased 2.6% to $12.9 million as compared to $13.3 million for the year ending December 31, 2012, primarily due to a decrease in visitation associated with the decline in slot volume. Food and beverage expenses increased by 15.6%, or $1.6 million, for the year ended December 31, 2013 due to certain one-time costs associated with the transition of the Company’s food and beverage outlets away from Station Casinos branded restaurants and the unavailability of volume purchase discounts previously enjoyed while the company was managed by New Station.

For the year ended December 31, 2012, food and beverage revenues decreased to $13.3 million as compared to $13.5 million for Combined 2011 as a result of a 1.5% decrease in the number of food and beverage guests served for the year ended December 31, 2012, as compared to Combined 2011, partially offset by a 2.1% increase in average guest check. Food and beverage expenses decreased 5.3%, or $0.6 million, for the year ended December 31, 2012, compared Combined 2011, due to a decrease in the number of food and beverage guests served as discussed above. Operating margin improved to 24.6% for the year ended December 31, 2012 as compared to 21.9% for Combined 2011 as a result of lower food and beverage expenses.

Room. The following table shows key information about hotel operations:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Percent Change	Period from November 1, 2011 through October 31, 2011	Period from January 1, 2011 Through October 31, 2011	Combined 2011(a)	Percent Change
Occupancy	82%	86%		88%	90%	90%
Average daily rate	$86	$83	3.7%	$76	$81	$80	3.8%
Revenue per available room	$71	$72	-1.9%	$67	$73	$72	0.0%

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

Room revenues decreased by 11.9% to $5.3 million for the year ended December 31, 2013, as compared to $6.0 million for the year ended December 31, 2012. The $0.7 million decrease is primarily as a result of decrease in room product demand from the travel and leisure segments. Occupancy declined from 86% in the year ended December 31, 2012 to 82% in the year ended December 31, 2013. Room expenses increased 17.1% to $2.5 million, for the year ended 2013, as compared to $2.1 for the year ended December 31, 2012 due to increases in the cost of room amenities, linens and laundry, plus the addition of a reservations department.

Room revenues decreased by 1.2% to $6.0 million for the year ended December 31, 2012 as compared to $6.1 million for Combined 2011. The $0.1 million decrease in room revenues for the year ended December 31, 2012 is the result of a decrease in occupancy, partially offset by a $0.2 million increase attributable to an improvement in the average daily rate. Room occupancy decreased to 86% for the year ended December 31, 2012 as compared to 90% for Combined 2011 while average daily rate increased to $83 for the year ended December 31, 2012 as compared to $80 for Combined 2011. The increase in the average daily rate is primarily due to maximization of room rates during peak periods. The decrease in occupancy for the year ended December 31, 2012, as compared to Combined 2011 is related to reduced demand for hotel rooms in the North Las Vegas area. Room expenses increased 5.3% to $2.1 million, for the year ended December 31, 2012, as compared to $2.0 million for Combined 2011 due primarily to increases in the cost of room amenities, linens and laundry services.

Other Revenues and Expenses. Other revenues primarily include revenues from leased outlets, the gift shop, the spa and entertainment. Other revenues did not vary significantly during the three year period ended December 31, 2013. Other expenses increased by $90,000 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to the establishment of a call center following the termination of the management agreement with New Station.

Selling, General and Administrative (“SG&A”). Selling, general and administrative expenses decreased 16.7% to $21.4 million for the year ended December 31, 2013, as compared to $25.7 million for the year ended December 31, 2012, primarily due to a decrease in amounts expended to transition away from New Station following the termination of the management agreement with New Station. Selling, general and administrative expenses increased 14.4% to $25.7 million for the year ended December 31, 2012, as compared to $22.4 million for Combined 2011. The increase in SG&A expenses is primarily due to the transition away from New Station.

Adjusted EBITDAM. Adjusted EBITDAM decreased 48.2% to 4.5 million for the year ended December 31, 2013, and decreased 18.0% to $8.7 million for the year ended December 31, 2012, as a result of the factors discussed above for casino, food and beverage, room, other revenues and expenses and SG&A.

Depreciation and Amortization. Depreciation and amortization increased 45.3% to $4.7 million for the year ended December 31, 2013, as compared to $3.2 million for the year ended December 31, 2012 as a result of additional first year depreciation of 2013 capital expenditures and additional depreciation on capital assets acquired at the end of 2012 in support of the transition away from management by New Station. The resetting of the carrying values of our assets and liabilities in fresh-start reporting resulted in changes in the carrying values of our depreciable property, plant and equipment and the establishment of definite-lived intangible assets. As a result, depreciation and amortization expense for the Successor and the Predecessor is not comparable. Depreciation and amortization expense for the year ended December 31, 2012 and the Successor Period was $3.2 million and $0.5 million, respectively which reflects the valuation of our property and equipment and intangible assets under fresh-start reporting.

Restructuring and Other Charges. Restructuring and other charges represent expenses related to the evaluation of financial and strategic alternatives and primarily include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the filing of the Chapter 11 Case on the Petition Date, including preparation for the bankruptcy filing.

Operating Income. As a result of the factors discussed above, the operating income for the year ended December 31, 2013 was $1 thousand and operating income was $3.9 million and $1.7 million for the year ended December 31, 2012 and Combined 2011, respectively.

Interest Expense. As a result of the Restructuring Transactions, interest expense, net, for the Successor is not comparable to that of the Predecessor. Our outstanding principal indebtedness at December 31, 2013 was approximately $58.5 million compared to approximately $54.3 million as of December 31, 2012 and $50.4 million as of December 31, 2011. Interest expense, net for the year ended December 31, 2013 was related to our Senior Secured Credit Facility. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. For the years ended December 31, 2013 and 2012, the Company did not elect the cash interest payment option, resulting in the outstanding principal amount under the Senior Secured Loans of $55.7 million and $50.5 million as of December 31, 2013 and 2012, respectively. In addition, interest expense during the year ended December 31, 2013 and December 31, 2012  was offset by approximately $0.6 million and $0.9 million related to an increase in the debt discount incurred in fresh-start reporting as a result of the application of the effective interest method, respectively.

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

As a result of the bankruptcy filing on April 12, 2011, the Predecessor did not accrue for, or make, any interest payments on its Previous Facility subsequent to the Petition Date. In accordance with ASC Topic 852, interest expense is recognized only to the extent that it will be paid during the bankruptcy proceeding or that it is probable that it will be an allowed claim in the bankruptcy proceedings. Interest expense, net for the Predecessor Period was $8.5 million.

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

Net (Loss) Income. As a result of the factors discussed above, net loss was $5.3 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2012 as compared to net income of $365.6 million for Combined 2011.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2014, see “Risk Factors — We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures”. We will endeavor to fund future capital expenditures for maintenance of the Casino through improvements in operating results. However, we cannot provide assurance that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. From November 1, 2011 through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming did not elect the cash interest payment option, resulting in $55.7 million in principal outstanding under the Senior Secured Credit Facility as of December 31, 2013. All amounts available under the Senior Secured Credit Facility were deemed outstanding on November 1, 2011 and there is currently no ability to draw on the Senior Secured Credit Facility.

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

Year Ending December 31, 2014

Our primary cash requirements for 2014 are expected to include approximately $2.5 million for maintenance capital expenditures and $2.0 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members for 2014. Our cash flow may be affected by a variety of factors, many of which are outside our control, including regulatory issues, competition, financial markets and other general business conditions. We cannot assure that we will possess sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Although we believe that cash flows from operations will be adequate to meet our financial and operating obligations in 2014, our results for future periods are subject to numerous uncertainties. We may encounter liquidity problems, which could affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Cash Flows Summary

The following table summarizes our historical cash flows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from November 1, 2011 Through December 31, 2011	Period from January 1, 2011 Through October 31, 2011	Combined 2011 (a)
Net cash provided by (used in) operating activities	$2,708	$7,586	$1,976	$194	$2,170
Net cash (used in) provided by investing activities	(3,167)	(4,953)	(84)	(1,537)	(1,621)
Net cash (used in) provided by financing activities	(967)	(940)	(144)	(741)	(885)
Net (decrease) increase in cash and cash equivalents	$(1,426)	$1,693	$1,748	$(2,084)	$(336)

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

Year Ended December 31, 2013

For the year ended December 31, 2013 operating activities provided $2.7 million in cash flows as compared to $7.6 million for the year ended 2012. The decrease in cash flows provided by operating activities is primarily related to the decrease in operating income as well as other operating uses of cash, primarily representing changes in net working capital. There were no distributions to Members during the year ended December 31, 2013.

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

Off Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Contractual obligations:
Senior Secured Credit Facility (a)	$55,744	$—	$—	$—	$55,744
Estimated interest payments on Senior Secured Credit Facility (b)	14,536	607	7,273	6,656	—
Other debt (c)	2,796	2,044	157	176	419
Interest payments on other debt (d)	279	82	80	61	56
Total contractual obligations	$73,355	$2,733	$7,510	$6,893	$56,219

(a)                  Amounts represent the principal amount outstanding as of December 31, 2013, payable on the maturity date which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.

(b)                  The amounts shown represent paid-in-kind interest payments based on a fixed interest rate of 10% per annum through November 1, 2014. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 402)-Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This amendment provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing accounting guidance. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented for any obligations that exist at the beginning of an entity’s fiscal year of adoption which are within its scope. This guidance will be effective for the Company for the first quarter of 2014, and early adoption is permitted. The Company will adopt this guidance during the first quarter of 2014, and does not expect the adoption to have a material impact on its financial position and results of operations.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on its Consolidated Financial Statements.

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

ITEM  7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are not subject to market risk only with respect to interest rates on outstanding debt as all of our outstanding debt as of December 31, 2012 bears interest at fixed interest rates. As of December 31, 2013, we had principal amounts outstanding of $55.7 million in Senior Secured Loans at a fixed interest rate of 10% per annum (or if Aliante Gaming elects to pay interest in cash, 6% per annum), approximately $2.0 million in interest bearing debt at a fixed interest rate of 2.5% per annum and approximately $0.8 million in interest bearing debt at a fixed interest rate of 5.8% per annum. However, if additional debt is incurred to refinance the Senior Secured Loans, or otherwise, future earnings and cash flow may be affected by changes in interest rates.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15 are included in this Annual Report on Form 10-K beginning on page
F-1.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files, or submits, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer to allow timely decisions regarding required disclosure. The evaluation conducted did not include an evaluation of the Predecessor.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework. Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Soohyung Kim	39	Manager, Chief Executive Officer and Secretary
Ellis Landau	70	Manager, President and Treasurer
Eugene I. Davis	59	Manager
Charles Atwood	65	Manager
Robert Schaffhauser	67	Chief Financial Officer

Set forth below is a description of the backgrounds, including business experience, for each member of the Board of Managers and executive officers of the Company as of March 25, 2014.

Soohyung Kim. On November 1, 2011, Mr. Kim was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. In addition, on November 1, 2011, the Board of Managers appointed Mr. Kim as Chief Executive Officer and Secretary. Mr. Kim is the Managing Partner of Standard General, a New York-based investment manager. Mr. Kim was formerly Director of Research and Founding Partner of Cyrus Capital Partners. Prior to that, he was a Principal at Och-Ziff Capital Management where he helped launch its fixed income business. Mr. Kim is a member of the Board of Directors of New Young Broadcasting. He is also a member of the Board of Directors of the following charities: Greenwich House and the Stuyvesant Alumni Association. He graduated with an A.B. from the Wilson School of Public and International Affairs at Princeton University. Mr. Kim brings to our Board of Managers his operating and leadership experience as Chief Investment Officer of an investment firm. Through his involvement with Standard General he has provided leadership to companies that have been in distressed and turn-around situations and are undergoing dramatic changes. He brings to our Board of Managers extensive experience in finance, business development, mergers and acquisitions, and business restructuring and integration.

Ellis Landau. On November 1, 2011, Mr. Landau was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. On February 6, 2012, Mr. Landau was appointed President and Treasurer. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation, a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc., a leading gaming company. He served as Chairman of the Audit Committee and as a member of its Nominating and Governance Committee, and on its Compliance Committee. In addition, Mr. Landau is active in non-profit organizations. He is the Chair of the Las Vegas Regional Board of the Anti-Defamation League and a member of the National Executive Commission, the Budget Committee, and a Trustee of the ADL Foundation and he is a Member of the Board and serves as Treasurer of the Las Vegas Philharmonic. He received his Bachelor of Arts in economics from Brandeis University in 1965 and his M.B.A. in finance from Columbia University Business School in 1967. He served in the United States Army Reserve from 1967 to 1973. Mr. Landau has served as a member of the board of directors of a national gaming company and an executive officer of another gaming company bringing his experience in the industry to our Board of Managers. Mr. Landau has achieved success in the personal field and has demonstrated integrity and high personal and professional ethics, sound business judgment, and willingness to devote the time to his duties on our Board of Managers, in order to contribute to the Company’s overall corporate goals. Mr. Landau is currently a member of the Board of Managers of Data Driven Delivery Systems, a private, early stage medical service and management company based in New York City.  He serves as Chairman of the Audit Committee and member of the Standing Committee of that company.   In addition, Mr. Landau serves as a member of the Board of Directors of A-Mark Precious Metals Inc., a public, full service precious metals trading company based in Santa Monica, California.  For A-Mark he serves as Chairman of the Audit Committee and a member of the Compensation Committee.

Eugene I. Davis. On November 1, 2011, Mr. Davis was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Since 1999, Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a director of Atlas Air Worldwide Holdings, Inc., Spectrum Brands, Inc., WMI Holdings Corp., and U.S. Concrete, Inc. He is also a director of Trump Entertainment Resorts, Inc. and Harbinger Group, Inc. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Delta Airlines, Foamex International Inc., Dex One Corp., Footstar, Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., Tipperary Corporation, Viskase, Inc. and YRC Worldwide, Inc.

Charles Atwood. On July 26, 2012, Mr. Atwood was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Mr. Atwood retired in December 2008 as Vice Chairman of the Board of Directors for Harrah’s Entertainment, Inc., now Caesars Entertainment, Inc. Mr. Atwood joined Harrah’s in 1979 and held numerous finance and development positions during his tenure. He was named Chief Financial Officer in 2001, joined Harrah’s Board of Directors in July 2005, and became Vice Chairman in 2006. Mr. Atwood is the Lead Trustee of the Board of Trustees for Equity Residential, a REIT listed on the New York Stock Exchange. He is also a member of the board of directors of Gala Coral Group, a London-based company. Mr. Atwood is a Member Emeritus of The Smith Center for the Performing Arts in Las Vegas and is a Member Emeritus of the Tulane University Business School Council. Mr. Atwood was named the Edward P. Bass Distinguished Visiting Professor at the Yale Architecture School for the fall semester of 2008 and currently serves on the Dean’s Council at the Yale Architecture School. Mr. Atwood received a Bachelor of Science Degree in Business Administration from the University of Southern Mississippi and a Masters of Business Administration Degree in Finance from Tulane University.

Robert Schaffhauser. Mr. Shaffhauser was appointed Chief Financial Officer on March 7, 2013. Mr. Schaffhauser has served as the Chief Financial Officer for Aliante Gaming, an affiliate of the Company, since December 27, 2012. Prior to joining Aliante Gaming, Mr. Schaffhauser served as the Executive Vice President-Finance and Principal Financial Officer for Colony Resorts LVH Acquisitions, LLC (d/b/a the Las Vegas Hilton) where for a period of eight years, he was responsible for business planning and administrative functions (including finance, legal, human resources, information technology and purchasing). Mr. Schaffhauser, for a period of over eight years, also served as a senior financial officer for various affiliates of Trump Hotels & Casinos. Mr. Schaffhauser holds a bachelor degree in Accounting from Rutgers University.

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

ITEM 11.                  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Board of Managers has the authority to appoint executive officers and fix their compensation in accordance with the terms of the Operating Agreement. The compensation of executive officers is designed to provide compensation that is competitive in the marketplace and to incentivize executive officers to increase our revenues and maximize value to our members.  The Board of Managers does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.  Instead, the Board of Managers relies on its prior experience and upon the recommendations of its Chief Executive Officer.  As of December 31, 2013, the executive officers of the Company, whom we refer to as our “Named Executive Officers” are:

•   Soohyung Kim, Chief Executive Officer and Secretary;

•   Ellis Landau, President and Treasurer; and

•   Robert Schaffhauser, Chief Financial Officer.

Compensation Philosophy and Objectives

Our executive compensation philosophy is designed to attract and retain talented key executives, while supporting our key business objectives and maximizing value for our members.  In setting the compensation of our Named Executive Officers, we evaluate the scope of their responsibilities and apply our general knowledge of compensation practices in the Las Vegas hotel and casino market. The amount and form of compensation paid to our Named Executive Officers is also determined by the position and anticipated roles and responsibilities of the officer within the organization.  The primary components of our executive compensation are base salary and an annual cash bonus. Base salary and the annual cash bonus are determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. However, in 2013, no bonuses were paid to our Named Executive Officers.

Elements of Executive Compensation

Base Salary

We view executive officer base salaries as a tool that provides executives with a reasonable base level of income relative to their responsibilities and salaries for comparable positions in the marketplace. The base salary for Mr. Schaffhauser was determined as a result of the negotiation of an employment agreement. The base salary paid to Mr. Schaffhauser in 2013 was $250,000. Mr. Schaffhauser received no compensation in 2012. As of December 31, 2013, we have not entered into any agreements with Messrs. Kim and Landau and they currently receive no compensation for serving in their respective capacities as executive officers.

Bonus

As of December 31, 2013, we have not established criteria for an annual bonus plan for our executive officers. Accordingly, no bonuses were paid to our executive officers in 2013.

Executive Benefits and Perquisites

Mr. Schaffhauser, like our other employees, qualifies to participate in the Aliante Gaming 401(k) Retirement Plan, as well as group medical, dental, life and disability insurance programs that are offered to employees of Aliante Gaming. Messrs. Kim and Landau do not participate in the aforementioned plans because they are not engaged as employees of the Company or of Aliante Gaming.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Annual Bonus ($)	All Other Compensation ($)	Total ($)
Soohyung Kim (1)	2013	—	—	—	—
Chief Executive Officer and Secretary	2012	—	—	—	—
	2011	—	—	—	—

Ellis Landau (2)	2013	—	—	—	—
President and Treasurer	2012	—	—	—	—
	2011	—	—	—	—

Robert Schaffhauser (3)	2013	250,000	—	—	250,000
Chief Financial Officer	2012	—	—	—	—
	2011	—	—	—	—

(1)         Mr. Kim was appointed as Chief Executive Officer and Secretary of the Company on November 1, 2011. Kim is an employee of Standard General. Mr. Kim’s customary duties include, among other things, serving in management positions with respect to portfolio companies and carrying out customary responsibilities in connection with those roles. Mr. Kim receives compensation as an employee of Standard General and is not separately compensated in connection with services to the Company.

(2)         Mr. Landau was appointed as President and Treasurer of the Company on February 6, 2012. Mr. Landau is not employed by the Company and has not received any compensation for serving in the capacity as an executive officer.

(3)         Mr. Schaffhauser was hired by Aliante Gaming as Chief Financial Officer on December 27, 2012, and was appointed by the Board of Managers as Chief Financial Officer of the Company and of Aliante Gaming on March 7, 2013.

Grants of Plan-Based Awards Table

We had no non-equity incentive plan as of December 31, 2013 and did not grant any stock or option awards to our Named Executive Officers in 2013 in their capacity as an executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards for our Named Executive Officers at December 31, 2013 in their capacity as an executive officer.

Option Exercises and Stock Vested Table

We had no option exercises or stock vest for our Named Executive Officers during the year ended December 31, 2013 in their capacity as an executive officer.

Pension Benefits

We had no defined benefit plan or supplemental executive retirement plan at December 31, 2013.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We had no nonqualified defined contribution or other nonqualified deferred compensation plans offered to our Named Executive Officers at December 31, 2013.

Employment Agreement

Our wholly-owned subsidiary, Aliante Gaming, entered into an employment agreement with Mr. Schaffhauser, effective December 27, 2012. The initial term of the employment agreement was for one year, which automatically renews on an annual basis unless either party provides the other with notice of non-renewal at least 90 days prior to the expiration of the applicable term. The employment agreement provides for a base salary of $250,000 per year, and a discretionary bonus of up to thirty-five percent (35%) of Mr. Schaffhauser’s base salary. In the event of termination of Mr. Schaffhauser’s employment without cause, or upon the sale of the Company or of Aliante Gaming, or upon the sale of substantially all the assets of Aliante Gaming, Mr. Schaffhauser is entitled to a termination payment equal to the greater of (i) the portion of his base salary for the remainder of the applicable employment term or (ii) three months of the base salary in the event Mr. Schaffhauser is terminated within the last two months of the applicable employment term. The salary termination payment, including the performance bonus, if applicable, would be prorated based upon the number of days of his employment during the year of termination.

We have no agreements or arrangements, written or unwritten, that provide for any payment to Messrs. Kim or Landau at or in connection with any resignation of their positions as executive officers, or a change-in-control with respect to the Company as of December 31, 2013.

Compensation of Directors

The following table discloses the compensation for each member of our Board of Managers for the year ended December 31, 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash
Soohyung Kim (a)	$—
Ellis Landau	80,000
Eugene I. Davis	80,000
Charles Atwood	80,000

(a)Soohyung Kim has waived all compensation otherwise due and is not separately compensated in connection with serving on the Board of Managers.

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

Narrative Disclosure of the Registrant’s Compensation Policies and Practices as They Relate to the Registrants Risk Management

The employees of our wholly-owned subsidiary, Aliante Gaming, are compensated through the compensation programs or policies of Aliante Gaming. We have discussed the compensation program and policies of Aliante Gaming with management and have determined that any risks associated with compensation programs or policies applicable to the employees of Aliante Gaming are not reasonably likely to have a material adverse effect on our Company.

Compensation Committee Interlocks and Insider Participation

We currently do not have a standing compensation committee. The Board of Managers is responsible for considering and determining the compensation related to our executive officers and Board of Managers. The current members of our Board of Managers are Soohyung Kim, Ellis Landau, Eugene I. Davis and Charles Atwood. In addition, Mr. Kim and Mr. Landau are current executive officers of the Company. During 2013, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of another entity, one of whose executive officers served as a member of our Board of Managers.

Compensation Committee Report

We, as the Board of Managers, have reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion with management, the Board of Managers have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Respectfully Submitted,

Soohyung Kim

Ellis Landau

Eugene I. Davis

Charles Atwood

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows each person who beneficially owned more than 5% of our Common Units as of February 28, 2014.

Name and Address	Number of Common Units	Percentage of Outstanding Common Units
North LV Holdco, LLC (1)	123,828	28.650%
North LV Holdco II, LLC (2)	85,086	19.686%
North LV Holdco III, LLC (3)	85,086	19.686%
Halcyon ALST, LLC (4)	38,727	8.960%
NYBEQ LLC (5)	35,134	8.129%
Credit Agricole Leasing (USA) Corporation (6)	25,095	5.806%
Merrill, Lynch, Pierce, Fenner & Smith Inc. (7)	22,800	5.275%

Name and Address	Number of Common Units	Percentage of Outstanding Common Units
Soohyung Kim (8)	—	—
Ellis Landau (8)(9)	170,292	39.400%
Eugene I. Davis (8)	90	*
Charles Atwood (8)	—	—
Robert Schaffhauser (8)	—	—
All executive officers and directors as a group (5 persons)	170,382	39.421%

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

(4)                  The address of Halcyon ALST, LLC is 477 Madison Avenue, 8th Floor, New York, NY 10022.

(5)                  The address of NYBEQ LLC is c/o Natixis, 9 West 57th Street, 15th Floor, New York, NY 10019. NYBEQ LLC is an affiliate of Natixis.

(6)                  The address of Credit Agricole Leasing (USA) Corporation is 1301 Avenue of the Americas, New York, NY 10019-6022.

(7)                  The address of Merrill, Lynch, Pierce, Fenner & Smith Inc. is 214 N. Tryon St., NC1-027-15-01, Charlotte, NC 28255, Attn: Information Manager.

(8)                  The address of such persons is c/o ALST Casino Holdco, LLC, 7300 Aliante Parkway, North Las Vegas, NV, 89084.

(9)                  Reflects 85,086 of Common Units held by North LV Holdco II, LLC and 85,086 Common Units held by North LV Holdco III, LLC in which Mr. Landau is the sole member and may be deemed to beneficially own, and 120 Common Units held by Mr. Landau directly. The address of Mr. Landau is c/o ALST Casino Holdco, LLC, 7300 Aliante Parkway, North Las Vegas, NV, 89084.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 6, 2011, the Board of Managers approved the 2011 Equity Plan as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units. On December 6, 2011 the Company issued 500 Incentive Units to Ellis Landau and 250 Incentive Units to Eugene I. Davis. As of December 31, 2013, there were 42,450 Incentive Units available for issuance under the Equity Plan. No Incentive Units, or Common Units, were issued by the Company during 2013 with respect to any compensation plans.

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

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees the Company paid or accrued to Ernst & Young LLP (“E&Y”), our independent auditor, during 2013 and 2012:

	Aggregate Fees
	2013	2012
Category
Audit fees	$193,645	$132,500
Audit-related fees	45,000	—
Tax fees	142,626	133,978
All other fees	—	—

Audit fees include the aggregate fees paid or accrued for professional services rendered for our annual audit and the quarterly reviews of our financial statements. Audit-related fees include the aggregate fees paid or accrued for assurance and related services that are reasonably related to the performance of the audit or review of financial statements provided in connection with other regulatory or statutory filings including services related to SEC periodic filings. Tax fees include the aggregate fees paid or accrued for professional services rendered for tax compliance, tax advice and tax planning.

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

PART IV

ITEM  15.                        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).               Financial Statements.

Financial statements and notes thereto that are included in Part II of this report are listed below:

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2013 and 2012 (Successor)	F-2

Statements of Operations for the years ended December 31, 2013 and 2012 (Successor), and the period November 1, 2011 through December 31, 2011(Successor), and the period January 1, 2011 through October 31, 2011 (Predecessor)

F-3

Statements of Changes in Members’ Equity (Deficit) for the years ended December 31, 2013 and 2012 (Successor), and the period November 1, 2011 through December 31, 2011 (Successor), the period January 1, 2011 through October 31, 2011(Predecessor)

F-4

Statements of Cash Flows for the years ended December 31, 2013 and 2012 (Successor), the period November 1, 2011 through December 31, 2011 (Successor), and the period January 1, 2011 through October 31, 2011 (Predecessor)

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: March 25, 2014	By:	/s/ Soohyung Kim
	Name:	Soohyung Kim
	Title:	Manager, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Soohyung Kim	Manager, Chief Executive Officer and Secretary	March 25, 2014
Soohyung Kim	(Principal Executive Officer)

/s/ Robert Schaffhauser	Chief Financial Officer (Principal Financial Officer)	March 25, 2014
Robert Schaffhauser

/s/ Ellis Landau	Manager	March 25, 2014
Ellis Landau

/s/ Eugene I. Davis	Manager	March 25, 2014
Eugene I. Davis

/s/ Charles Atwood	Manager	March 25, 2014
Charles Atwood

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of ALST Casino Holdco, LLC:

We have audited the accompanying consolidated balance sheets of ALST Casino Holdco, LLC and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in member’s equity (deficit), and cash flows for the years ended December 31, 2013 and 2012, the two month period ended December 31, 2011 (Successor), and the ten month period ended October 31, 2011 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALST Casino Holdco, LLC and subsidiary at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, the two month period ended December 31, 2011 (Successor), and the ten month period ended October 31, 2011 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the United States Bankruptcy Court for the District of Nevada entered an order confirming the plan of reorganization, which became effective on November 1, 2011. Accordingly, the accompanying financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods.

/s/ Ernst & Young LLP

Las Vegas, Nevada
March 27, 2014

ALST CASINO HOLDCO, LLC

BALANCE SHEETS

(in thousands)

	Successor
	December 31,	December 31,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$9,850	$11,276
Restricted cash	—	304
Receivables, net	1,038	1,131
Inventories	638	457
Prepaid gaming taxes	1,314	1,201
Prepaid expenses and other current assets	1,024	1,186
Total current assets	13,864	15,555
Property and equipment, net	65,450	66,595
Intangible assets, net	2,224	2,398
Other assets, net	6,391	6,380
Total assets	$87,929	$90,928

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,044	$966
Accounts payable	2,285	3,420
Accrued payroll and related	864	1,538
Accrued gaming and related	1,568	1,446
Accrued expenses and other current liabilities	529	689
Total current liabilities	7,290	8,059
Long-term debt, less current portion	48,172	45,141
Total liabilities	55,462	53,200
Commitments and contingencies (Note 9)
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit / retained earnings	(4,812)	449
Total members’ equity	32,467	37,728
Total liabilities and members’ equity	$87,929	$90,928

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF OPERATIONS

(in thousands)

	Successor			Predecessor
			Period from	Period from
			November 1, 2011	January 1, 2011
			through	through
	Year Ended December 31,		December 31,	October 31,
	2013	2012	2011	2011
Revenues:
Casino	$47,476	$53,939	$9,704	$43,197
Food and beverage	12,927	13,270	2,481	11,043
Room	5,274	5,986	974	5,082
Other	3,140	3,124	655	2,693
Gross revenues	68,817	76,319	13,814	62,015
Promotional allowances	(4,735)	(5,638)	(950)	(4,523)
Net revenues	64,082	70,681	12,864	57,492

Operating costs and expenses:
Casino	22,699	22,854	3,961	19,244
Food and beverage	11,566	10,007	1,841	8,726
Room	2,505	2,139	330	1,701
Other	1,439	1,349	264	1,288
Selling, general and administrative	21,387	25,678	4,356	18,090
Depreciation and amortization	4,662	3,208	522	3,901
Management fees	—	1,516	377	1,496
Preopening expenses	—	—	—	34
Restructuring and other charges	—	—	—	2,550
Loss (gain) on disposal of assets, net	(177)	7	—	—
Total operating costs and expenses	64,081	66,758	11,651	57,030
Operating income	1	3,923	1,213	462
Interest expense, net	(5,262)	(4,047)	(640)	(8,502)
(Loss) income before reorganization items	(5,261)	(124)	573	(8,040)
Reorganization items, net	—	—	—	373,039
Net (loss) income	$(5,261)	$(124)	$573	$364,999

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIT)

(in thousands)

			Retained
		Additional	Earnings/
	Members’	Paid-in	(Accumulated	Total Members’
	Capital	Capital	Deficit)	Equity (Deficit)
Balance, December 31, 2010 (Predecessor)	$285,853	—	$(613,598)	$(327,745)
Net income	—	—	364,999	364,999
Cancellation of Predecessor member’s capital	(285,853)	—	—	(285,853)
Elimination of Predecessor accumulated deficit	—	—	248,599	248,599
Balance, November 1, 2011 (Predecessor)	—	—	—	—
Issuance of Common Units	37,254	—	—	37,254
Balance, November 1, 2011 (Successor)	37,254	—	—	37,254
Net income	—	—	573	573
Balance, December 31, 2011 (Successor)	37,254	—	573	37,827
Share-based compensation	—	25	—	25
Net loss	—	—	(124)	(124)
Balance, December 31, 2012 (Successor)	37,254	25	449	37,728
Net loss	—	—	(5,261)	(5,261)
Balance, December 31, 2013 (Successor)	$37,254	$25	$(4,812)	$32,467

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Successor			Predecessor
			Period from	Period from
			November 1, 2011	January 1, 2011
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	October 31,
	2013	2012	2011	2011
Cash flows from operating activities:
Net (loss) income	$(5,261)	$(124)	$573	$364,999
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,662	3,208	522	3,901
Loss (gain) on disposal of assets, net	(177)	7	—	—
Amortization of debt discount and debt issuance costs	(168)	(916)	(129)	—
Accrued interest - paid in kind	5,244	4,762	740	—
Share-based compensation	—	25	—	—
Reorganization items, net	—	—	—	(373,039)
Changes in operating assets and liabilities:
Restricted cash	304	859	204	(858)
Receivables, net	93	169	(327)	126
Inventories and prepaid expenses	(132)	688	(242)	54
Accounts payable	(1,135)	1,479	43	(1,487)
Accrued payroll and other current liabilities	(712)	(2,396)	488	686
Accrued interest	—	—	13	8,249
Due to affiliates, net	—	—	—	(25)
Due to Station, net	—	—	—	1,770
Other, net	(10)	(175)	91	624
Net cash provided by operating activities before reorganization items	2,708	7,586	1,976	5,000
Net cash used for reorganization items	—	—	—	(4,806)
Net cash provided by operating activities	2,708	7,586	1,976	194
Cash flows from investing activities:
Capital expenditures, net of related payable	(3,367)	(5,089)	(84)	(1,537)
Proceeds from sale of property and equipment	200	136	—	—
Net cash (used in) investing activities	(3,167)	(4,953)	(84)	(1,537)
Cash flows from financing activities:
Principal payments on debt	(967)	(940)	(144)	(666)
Debt issuance costs	—	—	—	(75)
Net cash (used in) financing activities	(967)	(940)	(144)	(741)
Net increase (decrease) in cash and cash equivalents	(1,426)	1,693	1,748	(2,084)
Cash and cash equivalents, beginning of period	11,276	9,583	7,835	9,919
Cash and cash equivalents, end of period	$9,850	$11,276	$9,583	7,835

Supplemental cash flow disclosure:
Cash paid for interest	$112	$138	$16	$253
Supplemental disclosure of non-cash items:
Common units issued in exchange for discharge of liabilities subject to compromise	$—	$—	$37,254	$—
Change in property and equipment included in accrued expenses and other current liabilities	$246	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “Successor,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming” or “Predecessor”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of the Aliante Casino + Hotel, previously known as Aliante Station Casino + Hotel, located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary.

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

Reclassifications

The consolidated financial statements reflect certain reclassifications to prior year amounts to conform to the classification in the current period. For the year ended December 31, 2012, we reclassified $0.8 million, and for the two month period ended December 31, 2011 and the ten month period ended October 31, 2011, we reclassified $149,000 and $0.7 million, respectively, in expenses included in “Selling, General & Administrative” to expense included in “Other Expenses” as we believe these expenses are more closely associated with the other activities. These reclassifications have no effect on previously reported operating income and net loss.

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

Receivables, net and Credit Risk

Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2013.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of December 31, 2013, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

We make estimates and assumptions when accounting for capital expenditures. Whether an expenditure is considered a maintenance expense or a capital asset’s is a matter of judgment. Our depreciation expense is highly dependent on the assumptions made about our assets estimated useful lives. We determine the estimated useful lives based on experience with similar assets, engineering studies and our estimate of the usage of the asset. Whenever events or circumstances occur which change the estimated useful life of an asset, we account for the change prospectively.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective-interest method. Debt issuance costs are included in prepaid expenses and other current assets on the accompanying balance sheet. Amortization of debt issuance costs was approximately $75,000 and $75,000 for the years ended December 31, 2013 and 2012, respectively. Amortization of debt issuance costs was approximately $12,000 for the two month period ended December 31, 2011 and $0 for the ten month period ended October 31, 2011.

Base Stock

The initial purchase of china, glassware, silverware, uniforms and certain other operating supplies is capitalized and recorded in base stock and is included in other assets, net on our balance sheets. With the exception of uniforms, which are amortized over a 36-month period, the purchase price of all other base stock items remains in base stock until those items are replaced. Recurring replacement purchases of base stock supplies are expensed as incurred. Major replacements of base stock are capitalized and recorded in base stock and the initial purchase price is expensed.

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

Revenues and Promotional Allowances

We recognize, as casino revenues, the net win from gaming activities which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. Effective November 1, 2012, the Casino implemented its own player loyalty program, the Aliante Players Club, which allows participants to redeem points earned from their gaming activity at the Casino for food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from the gift shop. Under the player loyalty program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Aliante Players Club. At the time points are redeemed for complimentaries, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. Prior to November 1, 2012, the Casino participated in Station’s Boarding Pass player rewards program with similar offerings. Casino revenues are recognized net of discounts and certain incentives provided to customers under the Company’s loyalty programs. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses on the accompanying statements of operations and consist of the following (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period from January 1, 2011 through	Period from January 1, 2011 Through
	2013	2012	October 31, 2011	October 31, 2011
Food and beverage	$4,991	$5,162	$866	$4,277
Room	251	320	46	265
Other	207	45	10	69
Total	$5,449	$5,527	$922	$4,611

We record a liability for the estimated cost of the outstanding points under the player loyalty program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the player loyalty program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise, as well as estimated breakage. At December 31, 2013 and 2012, $431,398 and $112,128, respectively, was accrued for the cost of anticipated player loyalty program redemptions.

Advertising Costs

We expense advertising costs the first time the advertising takes place. For the years ended December 2013, 2012 and 2011 advertising costs totaled approximately $1.9 million, $1.3 million and $1.5 million, respectively, which are included in selling, general and administrative expenses on the accompanying statements of operations.

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

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate or federal income taxes. As a result, no provision for income taxes has been made in the accompanying financial statements. Each member of the Company includes its respective share of the Company’s taxable income in its income tax return.  Due to the Company’s status as a pass-through entity, it has recorded no liability associated with uncertain tax positions.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This amendment provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing accounting guidance. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented for any obligations that exist at the beginning of an entity’s fiscal year of adoption which are within its scope. This guidance will be effective for the Company for the first quarter of 2014, and early adoption is permitted. The Company will adopt this guidance during the first quarter of 2014, and does not expect the adoption to have a material impact on its financial position and results of operations.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the impairment test for indefinite-lived intangible assets by allowing companies to first assess the qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset might be impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The changes are effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our financial statements.

Note 3. Receivables

Receivables, net consisted of the following (in thousands):

	Successor
	December 31,
	2013	2012
Casino	$58	$25
Hotel	196	197
Other	847	967
	1,101	1,189

	Successor
	December 31,
	2013	2012
Allowance for doubtful accounts	(63)	(58)
Receivables, net	$1,038	$1,131

Note 4. Property and Equipment

Property and equipment, net consisted of the following (amounts in thousands):

	Estimated	Successor
	Life	December 31,
	(years)	2013	2012
Land	—	$6,200	$6,200
Buildings and improvements	10-45	53,623	52,676
Furniture, fixtures and equipment	3-7	13,143	11,067
Construction in progress		327	59
		73,293	70,002
Accumulated depreciation and amortization		(7,843)	(3,407)
Property and equipment, net		$65,450	$66,595

Note 5. Intangible Assets

Intangible assets, net consisted of the following (amounts in thousands):

	Estimated	Successor
	Life	December 31,
	(years)	2013	2012
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Reservation backlog	1	30	30
Intangible assets		2,630	2,630
Less accumulated amortization:
Trademark		(174)	(93)
Customer relationships		(202)	(109)
Reservation backlog		(30)	(30)
Accumulated amortization		(406)	(232)
Intangible assets, net		$2,224	$2,398

Upon the adoption of fresh-start reporting, we recognized $2.6 million in finite-lived intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests and $30,000 related to reservation backlog. Intangible assets are being amortized on a straight-line basis over the respective estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $174,000 and $198,000 for the years ended December 31, 2013 and December 31, 2012 and the Successor Period, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31,  2014, through 2018 is anticipated to be approximately $0.2 million in each of the respective years.

Note 6. Other Assets, net

Other assets, net consist of the following (in thousands):

	Successor
	December 31,
	2013	2012
Deposits	$3,858	$3,858
Base stock	2,533	2,522
Other assets, net	$6,391	$6,380

Note 7. Long-term Debt

Long-term debt consisted of the following (in thousands):

	Successor
	December 31,
	2013	2012
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at December 31, 2013 and 2012 of $8.3 million and $7.7 million, respectively (related party)	$47,420	$42,345
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	1,972	2,870
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	824	892
Long-term debt	50,216	46,107
Less current portion of long-term debt	(2,044)	(966)
Long-term debt, net	$48,172	$45,141

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option and accrued interest has been payable in kind, resulting in $55.7 million and $50.5 million in principal outstanding under the Senior Secured Credit Facility as of December 31, 2013 and December 31, 2012, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Future Debt Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2014	$2,044
2015	76
2016	81
2017	86
2018	55,835
Thereafter	418
Total scheduled maturities	58,540
Unamortized debt discount	(8,324)
Total long-term debt	$50,216

Fair Value of Debt

It was not practicable to determine the fair market value of our senior secured facility due to the lack of comparable credit facilities and the involvement of our majority shareholder in negotiating the terms and conditions directly with the lender. It is unlikely the Company could obtain similar financing on the same terms with another lender without the involvement and resources of our majority shareholder given our financial condition and history of operating losses. The fair value of our equipment financing and spread assessment debt approximates to fair value.

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

In December 2011, 750 Incentive Units were granted to certain members of the Board of Managers with a weighted average grant date fair value of $18.66 which vested in full on December 6, 2012. The Company determined the fair value associated with the Incentive Units taking into account the estimated enterprise value of the Company, an expected term of the Incentive Units of

5.3 years, an expected volatility based on expected volatility of equity instruments of comparable companies of 63% and a risk free rate of 1.03%. Share-based compensation expense for the year ended December 31, 2012 was approximately $25,000. As of December 31, 2012, we had no remaining unearned share-based compensation expense to be recognized.

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

Effective November 1, 2012, Aliante Gaming assumed management and established its own internal management team to oversee the operations of the Casino. As a result of the transition away from management by New Station to management by its newly established internal management team, the Company incurred approximately $4.8 million in capital expenditures during the year ended December 31, 2012.

Predecessor (related party)

In connection with Old Station’s emergence from bankruptcy, New Station and the Company entered into a Transition Service Agreement on June 17, 2011, whereby New Station provided the management services previously provided by Aliante Station until the Effective Date. Prior to June 17, 2011, Aliante Station was the managing member of Aliante Gaming and, subject to certain limitations set forth in the credit documentation governing the Previous Facility, generally entitled to receive a management fee for its services of 2% of the Predecessor’s gross revenues (as defined in the Aliante Gaming, LLC Amended and Restated operating agreement) and approximately 5% of EBITDA. As a result of the occurrence of certain events of default under the Previous Facility and certain other developments, the credit documentation governing the Previous Facility did not permit the Predecessor to pay any management fees to Aliante Station; however, the Predecessor continued to accrue the management fee expense. As a result, upon the Effective Date, $3.8 million of accrued but unpaid management fees of the Predecessor were discharged pursuant to the Plan. Management fees incurred by the Predecessor totaled approximately $1.5 million for the Predecessor Period.

In addition, Station provided various other shared services to the Predecessor such as purchasing, human resources, advertising and information technology and allocated the costs of the shared services to the Predecessor. The Predecessor also occasionally bought or sold slot machines and other equipment at net book value from Station. Expenses related to shared services totaled approximately $3.8 million for the Predecessor Period.

Note 10. Reorganization Items (Predecessor)

Reorganization items, net represent amounts incurred after the Petition Date that were directly related to the Restructuring Transactions and were comprised of the following (in thousands):

Predecessor
Period from January 1, 2011 through October 31, 2011
Previous Facility	$359,628
Interest rate swap termination liability	15,665
Accrued interest	57,178
Due to affiliates, net	1,025
Due to Old Station (Note 9)	3,787
Discharge of liabilities subject to compromise	437,283
Revaluation of assets and liabilities	(13,230)
Issuance of Senior Secured Loans	(45,000)
Professional fees	(6,014)
Reorganization items, net	$373,039

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

In May 2013, the Nevada Department of Taxation agreed to a global settlement resolving the ongoing litigation surrounding complementary patron and employee meals.  Nevada taxpayers that agree to join the settlement will withdraw their refund requests in exchange for (a) the Nevada Department of Taxation agreement that it will make no claim against the taxpayers for sales or use tax due on employee meals and/or complimentary meals provided to patrons for any prior periods and (b) the passage of prospective legislation that clarifies that employee meals and complementary meals are not subject to sales or use tax.  The prospective legislation was passed by the Nevada Legislature and signed into law by the Governor on June 13, 2013.  The Company joined the aforementioned settlement agreement, and accordingly the Company reversed the accrued liability for sales taxes on complimentary patron and employee meals in 2013.

Legal Matters

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

Note 12. 401(k) Plan

Prior to June 3, 2011, all Aliante Gaming employees who met certain age and length of service requirements were eligible to participate in Old Station’s 401(k) plan (the “Old 401K”). Effective June 3, 2011, all assets and liabilities attributable to Aliante Gaming employees were transferred into the newly established Aliante Gaming 401(k) plan (the “New 401K”, collectively with the Old 401K, the “401K Plan”). The 401K Plan provides for discretionary employer contributions up to 50% of the first 4% of each participating employees compensation. During 2011 no employer contributions were made. Effective January 1, 2012, employer contributions of 50% of the first 4% have been reinstated. The Company’s matching contribution was $146,662 and $107,436, respectively for the years ended December 31, 2013 and 2012.

Note 13. Subsequent Events

We have evaluated all activity through the issuance date of the consolidated financial statements, and concluded that no material subsequent events have occurred that require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Note 14. Selected Quarterly Financial Data (Unaudited)

	Successor
	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$16,194	$15,795	$15,367	$16,726
Operating income (loss)	423	(15)	(539)	132
Net income (loss)	(642)	(1,713)	(1,786)	(1,120)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$18,937	$18,725	$17,930	$15,089
Operating income (loss)	2,175	2,177	928	(1,357)
Net income (loss)	1,183	1,191	(115)	(2,383)

Note 15. Member’s Interest and Limitation of Liability

Other than the Incentive Units and the Common Units, the Company has not issued or authorized any other class of Membership Units. Pursuant to the Company’s Operating Agreement and unless otherwise required by any non-waivable provisions of applicable law, the Members of the Company are not personally liable for liabilities of the Company.