Form 10-Q
period 2014-03-31
ALST Casino Holdco, LLC
filed 2014-05-14
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,099	$9,850
Receivables, net	1,428	1,038
Inventories	552	638
Prepaid gaming taxes	1,271	1,314
Prepaid expenses and other current assets	1,207	1,024
Total current assets	15,557	13,864
Property and equipment, net	64,481	65,450
Intangible assets, net	2,181	2,224
Other assets, net	6,383	6,391
Total assets	$88,602	$87,929

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,818	$2,044
Accounts payable	1,381	2,285
Accrued payroll and related	840	864
Accrued gaming and related	1,466	1,568
Accrued expenses and other current liabilities	698	529
Total current liabilities	6,203	7,290
Long-term debt, less current portion	49,359	48,172
Total liabilities	55,562	55,462
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit	(4,239)	(4,812)
Total members’ equity	33,040	32,467
Total liabilities and members’ equity	$88,602	$87,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2014	2013

Revenues:
Casino	$13,767	$12,087
Food and beverage	3,561	3,131
Room	1,575	1,421
Other	820	755
Gross revenues	19,723	17,394
Promotional allowances	(1,569)	(1,200)
Net revenues	18,154	16,194

Operating costs and expenses:
Casino	6,372	5,934
Food and beverage	2,822	2,731
Room	694	574
Other	349	278
Selling, general and administrative	4,924	5,172
Depreciation and amortization	1,141	1,082
Total operating costs and expenses	16,302	15,771
Operating income	1,852	423

Interest expense, net	(1,279)	(1,065)
Net income (loss)	$573	$(642)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$573	$(642)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,141	1,082
Amortization of debt discount and debt issuance costs	(131)	(242)
Accrued interest - paid in kind	1,375	1,245
Changes in operating assets and liabilities:
Receivables, net	(390)	(460)
Inventories and prepaid expenses	(73)	127
Accounts payable	(904)	(1,523)
Accrued payroll and other current liabilities	43	(288)
Other, net	7	(8)
Net cash provided by (used in) operating activities	1,641	(709)
Cash flows from investing activities:
Capital expenditures	(128)	(175)
Cash flows from financing activities:
Principal payments on debt	(264)	(255)
Net increase (decrease) in cash and cash equivalents	1,249	(1,139)
Cash and cash equivalents, beginning of period	9,850	11,276
Cash and cash equivalents, end of period	$11,099	$10,137

Supplemental cash flow disclosure:
Cash paid for interest	$36	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011.  We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming”) pursuant to its joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of the Aliante Casino + Hotel, previously known as Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. Prior to the effective date, we conducted no operations and had no material assets or liabilities.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results of the Company’s and Aliante Gaming’s financial position, results of operations and cash flows for the interim periods have been made.  The interim results reflected in these condensed consolidated financial statements are not necessarily indicative of results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the Company and its wholly owned subsidiary, Aliante Gaming.  All material intercompany transactions are eliminated in consolidation.

Reclassifications

The consolidated financial statements reflect certain reclassifications to prior year amounts to conform the classification in 2014. For the three months ended March 31, 2013, we reclassified $223,000 in expenses included in “Selling, General & Administrative” to “Other Expenses” and $130,000 in expenses included in “Selling, General & Administrative” to “Casino Expenses” as we believe these expenses are more closely associated with the other activities. These reclassifications have no effect on previously reported operating income and net loss.

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Casino	$112	$58
Hotel	378	196
Other	1,011	847
	1,501	1,101
Allowance for doubtful accounts	(73)	(63)
Receivables, net	$1,428	$1,038

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at March 31, 2014 and December 31, 2013 of $8.5 million and $8.3 million, respectively (related party)	$48,645	$47,420
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	1,743	1,972
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	789	824
Long-term debt	51,177	50,216
Less current portion of long-term debt	(1,818)	(2,044)
Long-term debt, net	$49,359	$48,172

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option and accrued interest has been payable in kind, resulting in $57.1 million and $55.7 million in principal outstanding under the Senior Secured Credit Facility as of March 31, 2014 and December 31, 2013, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three months ending March 31, 2014 and 2013 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ALST Casino Holdco, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming”) pursuant to its joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of the Aliante Casino + Hotel, previously known as Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. The casino is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

On November 1, 2011, the Company and Aliante Gaming entered into a senior secured credit facility (the “Senior Secured Credit Facility”) with the holders (the “Lenders”) of our membership interests (the “Common Units”), also referred to as “Members.” The Lenders own 100% of our Common Units. The Senior Secured Credit Facility is further described under “Liquidity and Capital Resources.”

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenues, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDA (see “- Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, restructuring and other charges and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but these are the key indicators.

We are organized as a limited liability company and are not subject to federal income taxes. Accordingly, a provision for income taxes is not included in our condensed consolidated financial statements.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net (loss) income for the three months ended March 31, 2014 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2014	March 31, 2013	Percent Change
Net revenues	$18,154	$16,194	12.1%

Adjusted EBITDA(a)	$2,993	$1,505	98.9%
Less:
Depreciation and amortization	1,141	1,082	5.5%
Operating income	1,852	423
Interest expense, net	(1,279)	(1,065)	20.1%
Net income (loss)	$573	$(642)

(a)              EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally adjusted EBITDA when evaluating the Casino’s operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items is necessary to present the most accurate measure of the Casino’s operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDA. We believe, when considered with measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), Adjusted EBITDA is a useful financial performance measurement for assessing the Casino’s operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDA is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDA consists of net income (loss) plus interest, taxes, depreciation and amortization and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluation of the Casino’s operating performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of management to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to the Casino’s operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. Therefore, we use Adjusted EBITDA as the primary measure of the Casino’s operating performance. We believe that our Members use Adjusted EBITDA as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDA. Adjusted EBITDA is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDA, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and condensed financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDA or adjustments to such measures, may calculate Adjusted EBITDA, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2014 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2014	March 31, 2013	Percent Change
Casino revenues	$13,767	$12,087	13.9%
Casino expenses	6,372	5,934	7.4%
Margin	53.7%	50.9%

Food and beverage revenues	$3,561	$3,131	13.7%
Food and beverage expenses	2,822	2,731	3.3%
Margin	20.8%	12.8%

Room revenues	$1,575	$1,421	10.8%
Room expenses	694	574	20.9%
Margin	56.0%	59.6%

Other revenues	$820	$755	8.6%
Other expenses	349	278	25.5%

Selling, general and administrative expenses	$4,924	$5,172	-4.8%
Percent of net revenues	27.1%	31.9%

Casino. Casino revenues increased by $1.7 million, or 13.9% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a 2.3% increase in table games drop, a 14.9% increase in slot handle and to a lesser extent an increase in slot hold percentage. Both increases are primarily a result of an increase in gaming patron visitation. Casino expenses increased 7.4% to $6.4 million for the three months ended March 31, 2014 as compared to $5.9 million for the three months ended March 31, 2013, primarily due to an increase in expenses associated with our marketing efforts. The casino operating margin increased to 53.7% for the three months ended March 31, 2014 as compared to 50.9% for the three months ended March 31, 2013 as a result of the increase in casino revenues.

Food and Beverage. Food and beverage revenues increased 13.7% to $3.6 million for the three months ended March 31, 2014 as compared to $3.1 million for the prior year period, primarily as a result of an additional restaurant opening in the fourth quarter of 2013. Food and beverage expenses increased $91,000 or 3.3% primarily as a result of increased costs associated with increased revenues. The food and beverage operating margin increased to 20.8% for the three months ended March 31, 2014 as compared to 12.8% for the three months ended March 31, 2013 as a result an improved food and beverage cost structure and a trend toward the sale of food and beverage products that yield higher margins.

Room. The following table shows key information for hotel operations:

	Three Months Ended
	March 31, 2014	March 31, 2013	Percent Change
Occupancy	89%	86%
Average daily rate	$92	$91	0.6%
Revenue per available room	$81	$78	12.5%

Room revenues increased by 10.8% for the three months ended March 31, 2014 as compared to the prior year period. The increase is primarily due to higher occupancy during non-peak periods. Room expenses also increased 20.9% for the three months ended March 31, 2014 as compared to prior year period due to costs associated with increased occupancy, the increased cost of linen services and the increased cost of other guest amenities.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center, and entertainment. Other revenues increased by 8.6% during the three month ended March 31, 2014 as compared to the same period in the prior year, primarily as a result of an increase in entertainment and gift shop revenue that was offset in part by a decrease in percentage rent from leased outlets.  The 25.5% increase in other expense is primarily the result of cost increases that correspond to the entertainment and gift shop revenue increases.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by 4.8% to $4.9 million for the three months ended March 31, 2014, compared to $5.2 million for the three months ended March 31, 2013. The decrease in SG&A expenses is primarily due to the fact that the three months ended March 31, 2013 included costs associated with the company’s transition to a self-managed operation while no transition related costs were incurred during the period ended March 31, 2014.

Depreciation and Amortization. Depreciation and amortization increased by $0.06 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to incremental depreciation associated with fixed asset additions.

Operating Income. As a result of the factors discussed above, operating income was $1.9 million for the three months ended March 31, 2014, compared to $0.4 million for the three months ended March 31, 2013.

Interest Expense. Interest expense, net for the three months ended March 31, 2014 and March 31, 2013 was $1.3 million and $1.1 million, respectively. Interest expense is primarily related to our Senior Secured Credit Facility which had $57.1 million in Senior Secured Loans outstanding as of March 31, 2014. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of March 31, 2014, Aliante Gaming has not elected the cash interest payment option.

Net Income(Loss) . As a result of the factors discussed above, net income was $0.6 million for the three months ended March 31, 2014, compared to a net loss of $0.6 million for three months ended March 31, 2013.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2014.  However, we cannot assure that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Aliante Gaming has not elected the cash interest payment option, resulting in $57.1 million in principal outstanding under the Senior Secured Credit Facility as of March 31, 2014. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Year Ending December 31, 2014

Our primary cash requirements for the remainder of 2014 are expected to include approximately $2.2 million for capital expenditures and $2.4 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members for 2014. At March 31, 2014, we have no availability for borrowings under the Senior Secured Credit Facility and we had $11.1 million in cash and cash equivalents, approximately half of which is used on the casino floor with the other half reserved for other general purposes.

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

Three months ended March 31, 2014 and 2013

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013
Net cash provided by (used in) operating activities	$1,641	$(709)
Net cash used in investing activities	(128)	(175)
Net cash used in financing activities	(264)	(255)
Net increase (decrease) in cash and cash equivalents	$1,249	$(1,139)

For the three months ended March 31, 2014, net cash provided by operating activities were $1.6 million as compared to $(0.7) million of cash used in operating activities for the three months ended March 31, 2013. The increase in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the three months ended March 31, 2014 and March 31, 2013, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the three months ended March 31, 2014 and March 31, 2013. There were no distributions to the Members during the three months ended March 31, 2014 and March 31, 2013.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2014, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014.

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

You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2014, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The design of any system of control is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 1A. RISK FACTORS.

A description of our risk factors can be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014. There have been no material changes in the risk factors described in such Annual Report on Form 10-K.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: May 14, 2014	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary