Form 10-Q
period 2014-06-30
ALST Casino Holdco, LLC
filed 2014-08-14
CIK 1527705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,665	$9,850
Receivables, net	1,217	1,038
Inventories	612	638
Prepaid gaming taxes	1,677	1,314
Prepaid expenses and other current assets	1,283	1,024
Total current assets	17,454	13,864
Property and equipment, net	63,949	65,450
Intangible assets, net	2,138	2,224
Other assets, net	6,390	6,391
Total assets	$89,931	$87,929

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,588	$2,044
Accounts payable	1,143	2,285
Accrued payroll and related	1,225	864
Accrued gaming and related	1,467	1,568
Accrued expenses and other current liabilities	604	529
Total current liabilities	6,027	7,290
Long-term debt, less current portion	50,426	48,172
Total liabilities	56,453	55,462
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit	(3,801)	(4,812)
Total members’ equity	33,478	32,467
Total liabilities and members’ equity	$89,931	$87,929

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Casino	$13,526	$11,526	$27,293	$23,613
Food and beverage	3,675	3,349	7,236	6,480
Room	1,594	1,349	3,169	2,770
Other	895	789	1,715	1,544
Gross revenues	19,690	17,013	39,413	34,407
Promotional allowances	(1,616)	(1,218)	(3,185)	(2,418)
Net revenues	18,074	15,795	36,228	31,989

Operating costs and expenses:
Casino	5,978	5,750	12,350	11,554
Food and beverage	2,970	2,829	5,792	5,560
Room	716	621	1,410	1,195
Other	364	436	713	714
Selling, general and administrative	5,381	5,092	10,305	10,394
Depreciation and amortization	1,267	1,082	2,408	2,164
(Gain) Loss on disposal of assets, net	(136)	—	(136)	—
Total operating costs and expenses	16,540	15,810	32,842	31,581
Operating income (loss)	1,534	(15)	3,386	408

Other expense:
Interest expense, net	(1,096)	(1,698)	(2,375)	(2,763)

Net income (loss)	$438	$(1,713)	$1,011	$(2,355)

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$1,011	$(2,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,408	2,164
(Gain) Loss on disposal of assets, net	(136)	—
Amortization of debt discount and debt issuance costs	(469)	169
Accrued interest - paid in kind	2,798	2,536
Changes in operating assets and liabilities:
Restricted cash	—	(1)
Receivables, net	(179)	(275)
Inventories and prepaid expenses	(634)	167
Accounts payable	(1,142)	(1,475)
Accrued payroll and other current liabilities	335	(821)
Other, net	1	(6)
Net cash provided by operating activities	3,993	103
Cash flows from investing activities:
Capital expenditures	(830)	(1,181)
Proceeds from sale of property and equipment	145	—
Net cash (used in) investing activities	(685)	(1,181)
Cash flows from financing activities:
Principal payments on debt	(493)	(480)
Net increase (decrease) in cash and cash equivalents	2,815	(1,558)
Cash and cash equivalents, beginning of period	9,850	11,276
Cash and cash equivalents, end of period	$12,665	$9,718

Supplemental cash flow disclosure:
Cash paid for interest	$46	$59

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

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
	(unaudited)
Casino	$116	$58
Hotel	129	196
Other	1,021	847
	1,266	1,101
Allowance for doubtful accounts	(49)	(63)
Receivables, net	$1,217	$1,038

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%), principal due November 1, 2018, net of unamortized discount at June 30, 2014 and December 31, 2013 of $8.8 million and $8.3 million, respectively	$49,712	$47,420
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	1,514	1,972
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	788	824

Long-term debt	52,014	50,216
Less current portion of long-term debt	(1,588)	(2,044)

Long-term debt, net	$50,426	$48,172

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014, resulting in $58.5 million and $55.7 million in principal outstanding under the Senior Secured Credit Facility as of June 30, 2014 and December 31, 2013, respectively. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013. During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013. During the second quarter of 2013, the Company further evaluated the date it would commence the cash interest payment option, determining the Company would instead elect to defer the cash interest option until contractually required to do so beginning in November 2014. During the second quarter of 2014, this was subsequently revised to assume cash interest payments would begin with the interest period commencing on June 30, 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $518,326.  And, during the second quarter of 2014, using the retrospective approach the Company decreased by $179,273 the amount of interest expense that it would have otherwise recorded. Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three and six months ending June 30, 2014 and June 30, 2013 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ALST Casino Holdco, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming”) pursuant to its joint plan of reorganization under Chapter 11 of the United States Bankruptcy Code. The reorganization was completed on November 1, 2011 (the “Effective Date”), resulting in Aliante Gaming, the owner and operator of Aliante Casino + Hotel, previously known as Aliante Station Casino + Hotel located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary. The Casino is a full-service casino and hotel offering high quality accommodations, gaming, dining, entertainment, retail and other resort amenities. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities.

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenues, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDA (see “Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, restructuring and other charges and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but these are the key indicators.

We are organized as a limited liability company and are not subject to federal income taxes. Accordingly, a provision for income taxes is not included in our condensed financial statements.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2014 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	Percent Change	June 30, 2014	June 30, 2013	Percent Change
Net revenues	$18,074	$15,795	14.4%	$36,228	$31,989	13.3%

Adjusted EBITDA(a)	$2,665	$1,067	149.8%	$5,658	$2,572	120.0%
Less:
Depreciation and amortization	1,267	1,082	17.1%	2,408	2,164	11.3%
(Gain) Loss on disposal of assets, net	(136)	—	n/m	(136)	—	n/m
Operating income (loss)	1,534	(15)		3,386	408
Interest expense, net	(1,096)	(1,698)	(35.5)%	(2,375)	(2,763)	(14.0)%
Net income (loss)	$438	$(1,713)		$1,011	$(2,355)

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

The following table highlights the various sources of revenues and expenses for the three and six months ended June 30, 2014 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	Percent Change	June 30, 2014	June 30, 2013	Percent Change
Casino revenues	$13,526	$11,526	17.4%	$27,293	$23,613	15.6%
Casino expenses	5,978	5,750	4.0%	12,350	11,554	6.9%
Margin	55.8%	50.1%		54.8%	51.1%

Food and beverage revenue	3,675	3,349	9.7%	7,236	6,480	11.7%
Food and beverage expenses	2,970	2,829	5.0%	5,792	5,560	4.2%
Margin	19.2%	15.5%		20.0%	14.2%

Room revenue	1,594	1,349	18.2%	3,169	2,770	14.4%
Room expenses	716	621	15.3%	1,410	1,195	18.0%
Margin	55.1%	54.0%		55.5%	56.9%

Other revenue	895	789	13.4%	1,715	1,544	11.1%
Other expenses	364	436	(16.5)%	713	714	(0.1)%
Margin	59.3%	44.7%		58.4%	53.8%

Selling, general and administrative expenses	5,381	5,092	5.7%	10,305	10,394	(0.9)%
Percent of net revenues	29.8%	32.2%		28.4%	32.5%

Casino. Casino revenues increased 17.4% to $13.5 million for the three months ended June 30, 2014 as compared to $11.5 million for the three months ended June 30, 2013. The $2.0 million increase in casino revenues is due primarily to an increase in slot revenue. Casino expenses increased 4.0% to $6.0 million for the three months ended June 30, 2014 as compared to $5.8 million for the three months ended June 30, 2013, primarily due to the increase in casino promotional spending that drove the increase in slot revenue. The net impact of these factors resulted in a 5.7 percentage point improvement in the casino operating margin for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Casino revenues increased to $27.3 million for the six months ended June 30, 2014 as compared to $23.6 million for the six months ended June 30, 2013 primarily due to a 12.3% increase in table games drop and an 18.0% increase in slot handle. Both increases are primarily a result of an increase in gaming patron visitation. Casino expenses increased 6.9% to $12.4 million for the six months ended June 30, 2014 as compared to $11.6 million for the six months ended June 30, 2013, primarily due to an increase in casino promotional spending. The casino operating margin increased to 54.8% for the six months ended June 30, 2014 as compared to 51.1% for the six months ended June 30, 2013 primarily due to the increase in casino revenues.

Food and Beverage. Food and beverage revenues increased 9.7% to $3.7 million for the three months ended June 30, 2014 as compared to $3.3 million for the same period in the prior year and revenues increased 11.7% to $7.2 million for the six months ended June 30, 2014 as compared to $6.5 million for the prior year period, primarily as a result of the addition of the Farm 24/7 restaurant. Food and beverage expenses increased 5.0% to $3.0 million for the three months ended June 30, 2014 as compared to the same period in the prior year, and expenses increased $0.2 million or 4.2% for the six months ended June 30, 2014 as compared to the same period prior year, primarily as a result of increased food costs. The food and beverage operating margin increased to 20.0% for the six months ended June 30, 2014 as compared to 14.2% for the six months ended June 30, 2013 as a result of an increase in the number of patrons served, which was offset in part by an increase in food costs as a percentage of food revenue.

Room. The following table shows key information for hotel operations:

	Three Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013	Percent Change	June 30, 2014	June 30, 2013	Percent Change

Occupancy	89%	86%		89%	86%
Average daily rate	$91	$85	7.4%	$91	$88	3.8%
Revenue per available room	$81	$73	6.6%	$81	$76	6.6%

Room revenue includes income from hotel room sales, convention bookings and the spa. Room revenues increased by 18.2% to $1.6 million for the three months ended June 30, 2014 as compared to $1.3 million for the prior year period. The increase in room revenues is attributable to more room nights sold and an increase in average daily rate.  Room revenues increased by 14.4% to $3.2 million for the six month ended June 30, 2014 as compared to the prior year period. The increase is primarily due to higher occupancy during non-peak periods and an increase in average daily rate. Room expenses increased by 15.3% and 18.0%, respectively, for the three and six months ended June 30, 2014 as compared to the prior year periods mainly due to increased laundry costs.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center and entertainment. Other revenues increased by $0.1 million, or 13.4%, during the three months ended June 30, 2014 as compared to the same period in the prior year and increased by 11.1% during the six month ended June 30, 2014 as compared to the same period in the prior year, primarily due to increased sales in the gift shop resulting from an increase in patron visits. Other expenses decreased by 16.5% during the three months ended June 30, 2014 as compared to the same period in the prior year due to a decrease in fees paid to entertainment artists, but were relatively flat for the six months ended June 30, 2014 as compared to the prior year period.

Selling, General and Administrative (“SG&A”). SG&A expenses increased 5.7% to $5.4 million for the three months ended June 30, 2014, compared to $5.1 million for the three months ended June 30, 2013.  The increase in SG&A expenses is primarily due the result of a onetime reversal of a sales tax accrual on complimentary meals to patrons and employees during the second quarter of 2013.  SG&A expenses decreased by 1% to $10.3 million for the six months ended June 30, 2014, compared to $10.4 million for the six months ended June 30, 2013.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million for the three months ending June 30, 2014 and by $0.2 million for the six months ended June 30, 2014, as compared to the prior year period, primarily due to incremental depreciation associated with 2014 and 2013 fixed asset additions.

Operating Income (Loss). As a result of the factors discussed above, operating income was $1.5 million for the three months ended June 30, 2014, compared to a loss of $.02 million for the three months ended June 30, 2013 and operating income of $3.4 million for the six months ended June 30, 2014 as compared to the $0.4 million for the six months ended June 30, 2013.

Interest Expense. Interest expense, net for the three and six months ended June 30, 2014 was $1.1 million and $2.4 million, respectively. Interest expense is primarily related to our Senior Secured Credit Facility which had $58.5 million in Senior Secured Loans outstanding as of June 30, 2014. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of June 30, 2014, Aliante Gaming has elected the cash interest payment option.

Net Income (Loss). As a result of the factors discussed above, net income for the three and six months ended June 30, 2014 was $0.4 million and $1.0 million and a net loss of $1.7 million and $2.4 million for the three and six months ended June 30, 2013, respectfully.

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

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at the rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. For all interest periods prior to June 30, 2014, Aliante Gaming has paid interest in kind at 10% per annum, resulting in $58.5 million in principal outstanding under the Senior Secured Credit Facility as of June 30, 2014.  For the interest period commencing June 30, 2014, Aliante Gaming elected the cash interest option. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

Six Months Ended June 30, 2014

Our primary cash requirements for the remainder of 2014 are expected to include approximately $1.5 million for capital expenditures and $3.4 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members in 2014. At June 30, 2014, we have no availability for borrowings under the Senior Secured Credit Facility and we had $12.7 million in cash and cash equivalents, approximately one third of which is used on the casino floor with the other two thirds are reserved for other general purposes.

Six months ended June 30, 2014 and 2013

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended
	June 30,	June 30,
	2014	2013
Net cash provided by operating activities	$3,993	$103
Net cash used in investing activities	(685)	(1,181)
Net cash used in financing activities	(493)	(480)

Net increase (decrease) in cash and cash equivalents	$2,815	$(1,558)

For the six months ended June 30, 2014, net cash provided by operating activities was $4.0 million as compared to $0.1 million of cash provided by operating activities for the six months ended June 30, 2013. The increase in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the six months ended June 30, 2014 and June 30, 2013, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the six months ended June 30, 2014 and June 30, 2013. There were no distributions to the Members during the three months ended June 30, 2014 and June 30, 2013.

Off Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2014, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2014, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: August 14, 2014	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary