Form 10-Q
period 2014-09-30
ALST Casino Holdco, LLC
filed 2014-11-14
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,137	$9,850
Receivables, net	845	1,038
Inventories	644	638
Prepaid gaming taxes	1,453	1,314
Prepaid expenses and other current assets	1,341	1,024
Total current assets	17,420	13,864
Property and equipment, net	63,561	65,450
Intangible assets, net	2,094	2,224
Other assets, net	6,436	6,391
Total assets	$89,511	$87,929

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,359	$2,044
Accounts payable	1,174	2,285
Accrued payroll and related	1,387	864
Accrued gaming and related	1,796	1,568
Accrued expenses and other current liabilities	587	529
Total current liabilities	6,303	7,290
Long-term debt, less current portion	50,799	48,172
Total liabilities	57,102	55,462
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit	(4,870)	(4,812)
Total members’ equity	32,409	32,467
Total liabilities and members’ equity	$89,511	$87,929

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues:
Casino	$13,372	$11,347	$40,665	$34,960
Food and beverage	3,471	2,978	10,707	9,458
Room	1,433	1,247	4,602	4,017
Other	788	865	2,503	2,409
Gross revenues	19,064	16,437	58,477	50,844
Promotional allowances	(1,384)	(1,070)	(4,569)	(3,488)
Net revenues	17,680	15,367	53,908	47,356

Operating costs and expenses:
Casino	6,092	5,312	18,442	16,866
Food and beverage	3,173	2,871	8,965	8,431
Room	728	619	2,138	1,814
Other	394	390	1,107	1,104
Selling, general and administrative	5,684	5,599	15,989	15,993
Depreciation and amortization	1,331	1,115	3,739	3,279
Gain on disposal of assets, net	—	—	(136)	—
Total operating costs and expenses	17,402	15,906	50,244	47,487
Operating income (loss)	278	(539)	3,664	(131)
Interest expense, net	(1,348)	(1,247)	(3,723)	(4,010)
Net loss	$(1,070)	$(1,786)	$(59)	$(4,141)

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(59)	$(4,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,739	3,279
Gain on disposal of assets, net	(136)	—
Amortization of debt discount and debt issuance costs	(39)	39
Paid in kind and accrued interest	3,684	3,872
Changes in operating assets and liabilities:
Restricted cash	—	304
Inventories and prepaid expenses	(518)	(483)
Accounts payable	(1,111)	(2,203)
Accrued payroll and other current liabilities	809	(1,121)
Other, net	148	2
Net cash provided by (used in) operating activities	6,517	(452)
Cash flows from investing activities:
Capital expenditures	(1,729)	(2,433)
Proceeds from sale of property and equipment	145	—
Net cash used in investing activities	(1,584)	(2,433)
Cash flows from financing activities:
Principal payments on debt	(1,646)	(740)
Net increase (decrease) in cash and cash equivalents	3,287	(3,625)
Cash and cash equivalents, beginning of period	9,850	11,276
Cash and cash equivalents, end of period	$13,137	$7,651

Supplemental cash flow disclosure:
Cash paid for interest	$963	$99

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

Soon after the casino opened in November 2008, Aliante Gaming experienced lower than expected operating results as a result of macroeconomic conditions, including a downturn in the Las Vegas area and low consumer confidence levels. As a result, Aliante Gaming failed to (i) remain in compliance with certain financial maintenance covenants set forth in its $430.0 million credit facility (the “Previous Facility”) and (ii) make scheduled principal or interest payments under the Previous Facility since April 2009.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of certain nonfinancial assets.  ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.  Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s consolidated financial statements in future periods.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40).  ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern, and also provide required disclosures under certain circumstances.  ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  It is currently management’s intent to adopt the accounting pronouncement upon the effective date.

No other new accounting pronouncements issued or effective during 2014 or 2013 have had or are expected to have a material impact on the Company’s financial position or results of operations.

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies.  Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our consolidated financial statements.

Reclassifications

The consolidated financial statements reflect certain reclassifications to prior year amounts to conform the classification in the current period.  These reclassifications have no effect on previously reported operating income and net loss.

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Casino	$134	$58
Hotel	89	196
Other	669	847
	892	1,101
Allowance for doubtful accounts	(47)	(63)
Receivables, net	$845	$1,038

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%, cash interest at 6%), principal due November 1, 2018, net of unamortized discount at September 30, 2014 and December 31, 2013 of $8.5 million and $8.3 million, respectively	$50,123	$47,420
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	1,283	1,972
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	752	824
Long-term debt	52,158	50,216
Less current portion of long-term debt	(1,359)	(2,044)
Long-term debt, net	$50,799	$48,172

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which will be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014, the principal outstanding balance as of September 30, 2014 and December 31, 2013 was $58.6 million and $55.7 million, respectively.  The Company paid cash interest during the quarter ended September 30, 2014, of $0.9 million. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013. During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013. During the second quarter of 2013, the Company further evaluated the date it would commence the cash interest payment option, determining the Company would instead elect to defer the cash interest option until contractually required to do so beginning in November 2014. During the second quarter of 2014, this was subsequently revised to assume cash interest payments would begin with the interest period commencing on June 30, 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $0.5 million using the retroprective approach.  During the second quarter of 2014, the Company recorded an adjustment in its accrual to decrease interest expense by $0.2 million. Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

Fair Value of Debt

It was not practicable to determine the fair market value of the Senior Secured Credit Facility due to the lack of comparable credit facilities and the involvement of our majority shareholder in negotiating the terms and conditions directly with the lender. It is unlikely the Company could obtain similar financing on the same terms with another lender without the involvement and resources of our majority shareholder given our financial condition and history of operating losses. The fair value of our equipment financing and spread assessment debt approximates to fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three and nine months ending September 30, 2014 and 2013 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2014 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2014	2013	Change	2014	2013	Change
Net revenues	$17,680	$15,367	15.1%	$53,908	$47,356	13.8%
Adjusted EBITDA(a)	$1,609	$576	179.1%	$7,267	$3,148	130.9%
Less:
Depreciation and amortization	1,331	1,115	19.4%	3,739	3,279	14.0%
Gain on disposal of assets, net	—	—		(136)	—
Operating income (loss)	278	(539)		3,664	(131)
Interest expense, net	(1,348)	(1,247)	8.1%	(3,723)	(4,010)	-7.2%
Net (loss)	$(1,070)	$(1,786)		$(59)	$(4,141)

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

The following table highlights the various sources of revenues and expenses for the three and nine months ended September 30, 2014 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2014	2013	Change	2014	2013	Change

Casino revenues	$13,372	$11,347	17.8%	$40,665	$34,960	16.3%
Casino expenses	6,092	5,312	14.7%	18,442	16,866	9.3%
Profit Margin	54.4%	53.2%		54.6%	51.8%

Food and beverage revenue	3,471	2,978	16.6%	10,707	9,458	13.2%
Food and beverage expenses	3,173	2,871	10.5%	8,965	8,431	6.3%
Profit Margin	8.6%	3.6%		16.3%	10.9%

Room revenue	1,433	1,247	14.9%	4,602	4,017	14.6%
Room expenses	728	619	17.6%	2,138	1,814	17.9%
Profit Margin	49.2%	50.4%		53.5%	54.8%

Other revenue	788	865	-8.9%	2,503	2,409	3.9%
Other expenses	394	390	1.0%	1,107	1,104	0.3%
Profit Margin	50.0%	54.9%		55.8%	54.2%

Selling, general and administrative expenses	5,684	5,599	1.5%	15,989	15,993	0.0%
Percent of net revenues	32.1%	36.4%		29.7%	33.8%

Casino. Casino revenues increased 17.8% to $13.4 million for the three months ended September 30, 2014 as compared to $11.3 million for the three months ended September 30, 2013. The $2.0 million increase in casino revenues is due primarily to an increase in slot revenue. Casino expenses increased 14.7% to $6.1 million for the three months ended September 30, 2014 as compared to $5.3 million for the three months ended September 30, 2013, primarily due to the increase in casino promotional spending that drove the increase in slot revenue. The net impact of these factors resulted in a 1.2 percentage point improvement in the casino operating margin for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Casino revenues increased to $40.7 million for the nine months ended September 30, 2014 as compared to $35.0 million for the nine months ended September 30, 2013 primarily due to a 16.4% increase in slot handle. The increase is primarily a result of an increase in gaming patron visitation. Casino expenses increased 9.3% to $18.4 million for the nine months ended September 30, 2014 as compared to $16.9 million for the nine months ended September 30, 2013, primarily due to an increase in casino promotional spending. The casino operating margin increased to 54.6% for the nine months ended September 30, 2014 as compared to 51.8% for the nine months ended September 30, 2013 primarily due to the increase in casino revenues.

Food and Beverage. Food and beverage revenues increased 16.6% to $3.5 million for the three months ended September 30, 2014 as compared to $3.0 million for the same period in the prior year and revenues increased 13.2% to $10.7 million for the nine months ended September 30, 2014 as compared to $9.5 million for the prior year period, primarily as a result of the addition of the Farm 24/7 restaurant which opened in November 2013. Food and beverage expenses increased 10.5% to $3.2 million for the three months ended September 30, 2014 as compared to the same period in the prior year, and $0.5 million or 6.3% for the nine months ended September 30, 2014 as compared to the same period prior year, primarily as a result of increased revenue and related food costs. The food and beverage operating margin increased to 16.3% for the nine months ended September 30, 2014 as compared to 10.9% for the nine months ended September 30, 2013 as a result of an increase in the number of patrons served, which was offset in part by an increase in food costs as a percentage of food revenue.

Room. The following table shows key information for hotel operations:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2014	2013	Change	2014	2013	Change

Occupancy	85%	80%		87%	84%
Average daily rate	$85	$84	1.4%	$89	$86	3.9%
Revenue per available room	$72	$67	7.9%	$78	$73	6.8%

Room revenue includes income from hotel room sales, meeting room rentals and evenue from spa operations. Room revenues increased by 14.9% to $1.4 million for the three months ended September 30, 2014 as compared to $1.2 million for the prior year period. The increase in room revenues is attributable to more room nights sold and an increase in average daily rate.  Room revenues increased by 14.6% to $4.6 million for the nine month ended September 30, 2014 as compared to $4.0 million in the prior year period. The increase is primarily due to higher occupancy during non-peak periods and an increase in average daily rate. Room expenses increased by 17.6% and 17.9%, respectively, for the three and nine months ended September 30, 2014 as compared to the prior year periods mainly due to increased wages and laundry costs.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center and entertainment. Other revenues decreased by $0.1 million, or 8.9%, during the three months ended September 30, 2014 as compared to the same period in the prior year mainly due to reduced percentage rent received from leased outlets. Other revenue increased by 3.9% during the nine month ended September 30, 2014 as compared to the same period in the prior year, primarily due to increased sales in the gift shop resulting from an increase in patron visits. Other expenses remained relatively flat during the three and nine months ended September 30, 2014 as compared to the prior year periods.

Selling, General and Administrative (“SG&A”). SG&A expenses were relatively flat for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  SG&A expenses also remained relatively flat for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million for the three months ending September 30, 2014 and by $0.5 million for the nine months ended September 30, 2014, as compared to the same periods in the prior year, primarily due to incremental depreciation associated with 2014 and 2013 fixed asset additions.

Operating Income (Loss). As a result of the factors discussed above, operating income was $0.3 million for the three months ended September 30, 2014, compared to a loss of $0.5 million for the three months ended September 30, 2013; and operating income was $3.7 million for the nine months ended September 30, 2014 as compared to a loss of $0.1 million for the nine months ended September 30, 2013.

Interest Expense. Interest expense, net for the three and nine months ended September 30, 2014 was $1.1 million and $2.4 million, respectively. Interest expense is primarily related to the Senior Secured Credit Facility, which had $58.6 million in Senior Secured Loans outstanding as of September 30, 2014. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As of September 30, 2014, Aliante Gaming has elected the cash interest payment option. The Company paid $0.9 million in cash interest related to the Senior Secured Credit Facility during the three-months ended September 30, 2014.

Net (Loss). As a result of the factors discussed above, net loss for the three and nine months ended September 30, 2014 was $1.1 million and $0.06 million and a net loss of $1.8 million and $4.1 million for the three and nine months ended September 30, 2013, respectfully.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2014. We expect to fund capital expenditures for maintenance of the Casino through cash flow from operating results. However, we cannot assure that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011. Through November 1, 2014, the Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Following November 1, 2014, the Senior Secured Loans will bear interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which will be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014, the principal outstanding balance as of September 30, 2014 and December 31, 2013 was $58.6 million and $55.7 million, respectively.  The Company paid cash interest during the quarter ended September 30, 2014, of $0.9 million. There is currently no availability for borrowings under the Senior Secured Credit Facility.

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

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013. During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013. During the second quarter of 2013, the Company further evaluated the date it would commence the cash interest payment option, determining the Company would instead elect to defer the cash interest option until contractually required to do so beginning in November 2014. During the second quarter of 2014, this was subsequently revised to assume cash interest payments would begin with the interest period commencing on June 30, 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $0.5 million using the retroprective approach.  During the second quarter of 2014, the Company recorded an adjustment in its accrual to decrease interest expense by $0.2 million. Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

Nine Months Ended September 30, 2014

Our primary cash requirements for the remainder of 2014 are expected to include approximately $0.7 million for capital expenditures and $2.2 million for principal and interest payments on indebtedness. We do not expect to make distributions to the Members in 2014. We have no availability for borrowings under the Senior Secured Credit Facility and we had $13.1 million in cash and cash equivalents as of September 30, 2014. Approximately one third of our cash is used on the casino floor with the other two thirds are reserved for other general purposes.

Nine months ended September 30, 2014 and 2013

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Net cash provided by (used in) operating activities	$6,517	$(450)
Net cash used in investing activities	(1,584)	(2,433)
Net cash used in financing activities	(1,646)	(740)

Net increase (decrease) in cash and cash equivalents	$3,287	$(3,623)

For the nine months ended September 30, 2014, net cash provided by operating activities was $6.5 million as compared to $0.5 million of cash used in operating activities for the nine months ended September 30, 2013. The increase in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the nine months ended September 30, 2014 and 2013, cash used in investing activities primarily consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the nine months ended September 30, 2014 and 2013. There were no distributions to the Members during the nine months ended September 30, 2014 or 2013.

Off Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2014, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2014, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 27, 2014.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 1A. RISK FACTORS.

The only change from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 is set forth below.

Our failure to maintain the integrity of our customer or company data could have a material adverse effect on our results of operations and cash flows, and/or subject us to costs, fines or lawsuits.

We face cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. Cyber-attacks and security breaches may include, but are not limited to, attempts to access information, including customer and company information, computer viruses, denial of service and other electronic security breaches.  Our information systems may also be subject to operator error or inadvertence releases of data.  In addition, our third-party information system service providers face risks relating to cybersecurity similar to ours, and we do not directly control any of such parties’ information security operations.

Our business requires the collection and retention of large volumes of customer data, including credit card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third-parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation by private groups such as the payment card industry as well as governmental authorities, including gaming authorities.

Our systems may be unable to satisfy applicable regulations or employee and customer expectations. A significant theft, loss or fraudulent use of customer or company data maintained by us or by a third-party service provider could have an adverse effect on our reputation, cause a material disruption to our operations and management team, and result in remediation expenses, regulatory penalties and litigation by customers and other parties whose information was subject to such attacks, all of which could have a material adverse effect on our business, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.7	Addendum to the employment agreement between Aliante Gaming, LLC and Robert Schaffhauser, dated as of December 27, 2012.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALST CASINO HOLDCO, LLC, Registrant

Dated: November 14, 2014	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary