Form 10-K
period 2014-12-31
ALST Casino Holdco, LLC
filed 2015-03-27
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2014

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

As of March 27, 2015, there were 432,213 units outstanding of the registrant’s common units.

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

•                  the risk that new gaming licenses or gaming activities, such as internet gaming, are approved and result in additional competition and our ability to respond to such competition;

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

The Casino features a full-service Scottsdale-modern, desert-inspired casino and resort with approximately 82,000 square feet of gaming space, 202 hotel rooms including suites, 1,837 slot machines, 30 gaming tables, and a 200-seat bingo room. The ultra-modern 170-seat race and sports book rivals any in Las Vegas and also includes a sports bar and viewing patio. Non-gaming amenities include a 16-screen movie theater complex, a 650-seat showroom, an entertainment lounge, a spa and a resort style pool with cabanas.

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

Although perceived value will initially attract a customer to the Casino, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer’s visit through an enjoyable, affordable and high-quality entertainment experience. The City of North Las Vegas, which had been one of the fastest-growing cities in the United States, had been characterized by a historically strong economy and demographics, which included an increasing number of retirees and other active gaming customers; however, the city continues to be adversely affected by the national economic downturn. The economic downturn continues to have an adverse impact on the population growth and economy of North Las Vegas, resulting in significant declines in the local housing market and continuing high unemployment which has negatively affected consumer spending and customer visits to the Casino.

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

Marketing and Promotion

We employ an innovative marketing strategy that utilizes frequent high-profile promotional programs in order to attract customers and establish a high level of name recognition. In addition to aggressive marketing through radio and newspaper advertising, we consistently assess existing marketing promotions and create new promotions to attract customers.

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

Competition

We face competition from all the 168 non-restricted gaming locations in the Clark County area and more specifically from the 12 non-restricted gaming locations, as well as the restricted gaming locations (locations with 15 or fewer slot machines) in the North Las Vegas area. We compete with other gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. The Casino is strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons.

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

Employees

As of February 28, 2015, the Company had 881 employees. Aliante Gaming is not currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at the Casino in the past, and we believe that such efforts are ongoing at this time.

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

We draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been and may continue to be, negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. The resulting severe economic downturn and adverse conditions in the local markets have negatively affected the Casino’s operations, and may continue to negatively affect our operations in the future.

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

Consumer demand for casino hotel properties, such as the Casino, is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the current housing and credit crisis, the impact of high energy and food costs, the potential for continued bank failures, perceived or actual changes in disposable consumer income and wealth, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations. The current housing crisis and economic slowdown in the United States has resulted in significant unemployment in the Las Vegas market and a significant decline in the amount of tourism and spending in the Las Vegas market. This decline adversely affected Aliante Gaming, and may continue to adversely affect our financial condition, results of operations and liquidity.

We have limited liquidity and capital resources and may not be able to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures.

We have a limited amount of cash and we do not have a credit facility upon which to draw funds. We generated cash from operations of $8.4 million for the year ended December 31, 2014. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements, interest payments and capital expenditures for 2015. However, we cannot assure that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

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

As part of a master planned community, the property owned by the Company is subject to covenants, conditions and restrictions (set forth in recorded instruments) with respect to transfers, and the use, improvement, restoration, maintenance and repair, of the property. Subject to certain exceptions, the City of North Las Vegas has approval rights over transfers of the property (or transfers of more than 40% in the aggregate of the equity interests in Aliante Gaming) to third parties. An architectural committee has approval rights over, among other things, the design and location of any improvements and the installation and maintenance of any signage on the property.

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

As a result of the Chapter 11 Case, the Casino had been the subject of negative publicity which had an impact on its image.  This negative publicity may have an effect on the terms under which some customers and suppliers are willing to continue to do business with us and could materially adversely affect our business, financial condition and results of operations.  The impact of the negative publicity cannot be accurately predicted or quantified.

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

We depend on the North Las Vegas locals and repeat visitor market as our key market. As a result, we may not be able to attract a sufficient number of guests and gaming customers to make our operations profitable.

Our operating strategies emphasize attracting and retaining customers from the North Las Vegas local and repeat visitor market. We cannot be sure that we will be able to attract a sufficient number of guests, gaming customers and other visitors in North Las Vegas to make our operations profitable. During the economic downturn, North Las Vegas has not experienced population growth at the expected rates or at the same rates as it experienced prior to the economic downturn. There can be no assurance that population growth in North Las Vegas will return to historic levels or that we will be able to successfully adapt our business strategy to the current economic downturn or any further economic slowdown.  A material number of our hotel rooms are rented by the United States

Air Force for use by air force personnel visiting nearby Nellis Air Force Base, especially during week days.  Not only do we receive room revenues, but these persons also utilize other revenue producing amenities of our resort during such stays.  If there are any material cutbacks in such business, our hotel occupancy, room revenue and other resort revenues will be adversely impacted, especially during off peak times.

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

The gaming industry represents a significant source of tax revenue, particularly to the State of Nevada and its counties and municipalities. From time to time, various state legislators and officials have proposed changes in taxes, or in the administration of tax laws, affecting the gaming industry. Worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and fees.  The Nevada Legislature meets every two years for 120 days and when special sessions are called by the Governor. The 2015 legislative session began on February 2, 2015, and will continue through the first week of June 2015 and we anticipate that the Nevada Legislature will consider legislative bills to increase fees and taxes paid by businesses and individuals during this legislative session.  Material increases in fees and taxes paid by us or the adoption of additional taxes or fees in Nevada could have a material adverse effect on our results of operations.

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

Risks Related to Our Indebtedness

We have significant indebtedness.

As of December 31, 2014, we had $59.3 million in outstanding principal amount of debt which includes $58.5 million in outstanding principal under the Senior Secured Credit Agreement. We have no ability to draw on the Senior Secured Credit Facility. Our substantial indebtedness could:

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

Our Board of Managers authorized on March 25, 2015 a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in private negotiated transactions.  Our unit repurchase program could require the use of a significant portion of our available cash or our cash flow from operations.  Accordingly, the unit repurchase program will be dependent upon factors such as levels of cash generation from operations, cash requirements for capital projects and economic and market conditions.  The Senior Secured Credit Facility also restricts our ability to repurchase units.

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

Holders

As of March 27, 2015, there were 12 holders of record of our Common Units.

Dividends

There were no dividends paid during the years ended December 31, 2014 and 2013. We did not make, and do not anticipate paying in the foreseeable future, any dividends on our Common Units. Our Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions.  The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions.  The Senior Secured Credit Facility restricts our ability to declare or make distributions on our Common Units, including, but not limited to, our ability to repurchase units.

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

Issuer Purchases of Equity Securities

There were no purchases of our Common Units made by, or on behalf of us during the year ended December 31, 2014.

ITEM 6.                          SELECTED FINANCIAL DATA

On November 1, 2011, Aliante Gaming, the owner and operator of the Casino, became our wholly owned subsidiary pursuant to the Plan. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities. As a result, the following selected financial data presents our financial results as of and for the years ended December 31, 2014, 2013, and 2012, the period from November 1, 2011 through December 31, 2011 (the “Successor Period”) and for the Predecessor, Aliante Gaming, for the period from January 1, 2011 through October 31, 2011, and as of and for the years ended December 31, 2010 and 2009 (the “Predecessor Period”). The historical financial results for the Predecessor are not comparable to our current financial condition or our future results of operations following November 1, 2011 due to the adoption of fresh-start reporting in accordance with ASC Topic 852. The selected financial data presented below have been derived from our and the Predecessor’s financial statements which, except for 2010 and 2009 are contained elsewhere in this Annual Report on Form 10-K..  The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor				Predecessor
				Period from	Period from
				November 1, 2011	January 1, 2011
				Through	Through	Year Ended
	Year Ended December 31,			December 31,	October 31,	December 31,
(in thousands)	2014	2013	2012	2011	2011	2010
Income statement data:
Revenues:
Casino	$55,483	$47,476	$53,939	$9,704	$43,197	$49,378
Other	24,163	21,341	22,380	4,110	18,818	21,425
Gross revenues	79,646	68,817	76,319	13,814	62,015	70,803
Promotional allowances	(6,257)	(4,735)	(5,638)	(950)	(4,523)	(5,517)
Net revenues	73,389	64,082	70,681	12,864	57,492	65,286

Operating costs and expenses:
Casino	25,000	22,699	22,854	3,961	19,244	23,669
Other	16,626	15,510	13,495	2,435	11,006	11,354
Selling, general and administrative	21,618	21,387	25,678	4,356	18,799	21,987
Depreciation and amortization	4,999	4,662	3,208	522	3,901	27,873
Management fees	—	—	1,516	377	1,496	1,853
Preopening expenses	—	—	—	—	34	222
Restructuring and other charges (a)	—	—	—	—	2,550	9,987
Impairment loss (b)	—	—	—	—	—	466,500
Loss (gain) on disposal of assets, net	(136)	(177)	7	—	—	—
Total operating costs and expenses	68,107	64,081	66,758	11,651	57,030	563,445
Operating income	5,282	1	3,923	1,213	462	(498,159)
Interest expense, net	(5,055)	(5,262)	(4,047)	(640)	(8,502)	(30,332)
(Loss) income before reorganization items	227	(5,261)	(124)	573	(8,040)	(528,491)
Reorganization items, net (c)	—	—	—	—	373,039	—
Net (loss) income	$227	$(5,261)	$(124)	$573	$364,999	$(528,491)

Balance sheet data (as of period end)
Total assets	$90,178	$87,929	$90,928	$89,038		$111,868
Long-term debt, including current portion	51,299	50,216	46,107	43,201		364,893
Member’s equity (deficit)	32,694	32,467	37,728	37,827		(327,745)

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenue, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDAM (see “Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, management fees, lease termination, gain (loss) on disposal of assets, net, impairment loss, and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators.

We are organized as a limited liability company and are not subject to federal income taxes. Accordingly, a provision for income taxes is not included in our financial statements.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDAM to net income (loss) for the  years ended 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2014	2013	Change	2012	Change
Net revenues	$73,389	$64,082	14.5%	$70,681	(9.3)%
Adjusted EBITDAM (a)	$10,145	$4,486	126.1%	$8,654	(48.2)%
Less:
Depreciation and amortization	4,999	4,662	7.2%	3,208	45.3%
Management fees	—	—	—	1,516	(100)%
(Gain) loss on disposal of assets, net	(136)	(177)	(23.4)%	7	n/m %
Operating income	5,282	1	n/m %	3,923	n/m %
Interest expense, net	(5,055)	(5,262)	(3.9)%	(4,047)	30%
Net income (loss)	227	$(5,261)	104.3%	$(124)	4142.4%

n/m = not meaningful

(a)         Adjusted EBITDAM, earnings before interest, taxes, depreciation, amortization and management fees, is a widely used measure of operating performance in the gaming industry. We have traditionally used Adjusted EBITDAM when evaluating our property operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items and management fees is necessary to present the most accurate measure of our property operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDAM. We believe, when considered with measures calculated in accordance with GAAP, Adjusted EBITDAM is a useful financial performance measurement for assessing our property operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDAM is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDAM consists of net income (loss) plus interest, taxes, depreciation and amortization, management fees, , lease termination, loss on disposal of assets, net, impairment loss, and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDAM may be recurring in nature and should not be disregarded in evaluation of our property operating performance, it is useful to exclude such items when analyzing current property results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of the property to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to current property operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. In addition, management fees, while previously recurring in nature, are based on the operating results of the property and as such, the amount of management fees will vary in each period and are not considered property operating expenses. Therefore, we use Adjusted EBITDAM as the primary measure of our property operating performance. We believe that our debt stakeholders use Adjusted EBITDAM as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDAM and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, management fees, , lease termination, loss on disposal of assets, net, impairment loss, and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDAM. Adjusted EBITDAM is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net (loss) income, or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDAM, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDAM or adjustments to such measures, may calculate Adjusted EBITDAM, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDAM may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the  years ended 2014, 2013 and 2012 as compared to the prior year (in thousands, except percentages):

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2014	2013	Change	2012	Change
Casino revenues	$55,483	$47,476	16.9%	$53,939	(12.0)%
Casino expenses	25,000	22,699	10.1%	22,854	(0.7)%
Margin	54.9%	52.2%		57.6%

Food and Beverage revenue	$14,794	$12,927	14.4%	$13,270	(2.6)%
Food and Beverage expenses	12,285	11,566	6.2%	10,007	15.6%
Margin	17.0%	10.5%		24.6%

Room revenue	$6,086	$5,274	15.4%	$5,986	(11.9)%
Room expenses	2,862	2,505	14.3%	2,139	17.1%
Margin	53.0%	52.5%		64.3%

Other revenue	$3,283	$3,140	4.6%	$3,124	0.5%
Other expenses	1,479	1,439	2.8%	1,349	6.7%
Margin	54.9%	54.2%		56.8%

Selling, general and administrative expenses	$21,618	$21,387	1.1%	$25,678	(16.7)%
Percent of net revenues	29.5%	33.4%		36.3%

Casino.

Casino revenues increased 16.9% to $55.5 million for the year ended December 31, 2014, as compared to $47.5 million for the year ended December 31, 2013, primarily due to an increase in slot revenue. Casino expenses increased 10.1% to $25.0 million for the year ended December 31, 2014, as compared to $22.7 million for the year ended December 31, 2013, primarily due to the increase in promotional spending that drove the increase in slot revenue. The net impact of these factors resulted in a 2.7 percentage point improvement in the casino operating margin for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Food and Beverage.

Food and beverage revenues increased 14.4% to $14.8 million for the year ended December 31, 2014, as compared to $12.9 million for the year ended December 31, 2013, primarily as a result of the addition of the Farm 24/7 restaurant which opened in November 2013. Food and beverage expenses increased 6.2% to $12.3 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily as a result of increased food costs associated with increased sales. The net impact of these factors resulted in a 6.5 percentage point improvement in the food and beverage operating margin for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

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

Room. The following table shows key information about hotel operations:

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2014	2013	Change	2012	Change

Occupancy	87%	82%	5%	86%	(4)%

Average daily rate	$89	$86	2.9%	$83	3.7%

Revenue per available room	$77	$71	9.1%	$72	(1.9)%

Room revenue includes income from hotel room sales, meeting room rentals and revenue from spa operations. Room revenues increased by 15.4% to $6.1 million for the year ended December 31, 2014 as compared to $5.3 million for the year ended December 31, 2013. The increase in room revenues is attributable to more room nights sold and an increase in average daily rate.  Room expenses increased by 14.3% to $2.9 million for the year ended December 31, 2014 as compared to $2.5 million for the year ended December 31, 2013 mainly due to increased wages and laundry costs.

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

Other Revenues and Expenses

Other revenues primarily include income from leased outlets, the gift shop, the call center and entertainment. Other revenues increased by $0.1 million, or 4.6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 mainly due to increased sales in the gift shop resulting from an increase in patron visits. Other expenses increased by 2.8% to $1.5 million for the year ended December 31, 2014 as compared to $1.4 million for the year ended December 31, 2013 mainly due to an increase in fees paid to entertainers.

Other revenues did not vary significantly during the three year period ended December 31, 2014. Other expenses increased by $90,000 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to the establishment of a call center following the termination of the management agreement with New Station.

Selling, General and Administrative (“SG&A”).

SG&A expenses remained relatively flat for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  SG&A expenses decreased 16.7% to $21.4 million for the year ended December 31, 2013, as compared to $25.7 million for the year ended December 31, 2012, primarily due to a decrease in amounts expended in 2013 to transition away from New Station following the termination of the management agreement with New Station.

Adjusted EBITDAM.

Adjusted EBITDAM increased 126.1% to $10.1 million for the year ended December 31, 2014 as compared to December 31, 2013, and decreased 48.2% to $4.5 million for the year ended December 31, 2013 as compared to December 31, 2012, as a result of the factors discussed above for casino, food and beverage, room, other revenues and expenses and SG&A.

Depreciation and Amortization.

Depreciation and amortization increased 7.2% to $5.0 million for the year ended December 31, 2014, as compared to $4.7 million for the year ended December 31, 2013 as a result of additional depreciation of 2014 capital expenditures and additional depreciation on capital assets acquired at the end of 2013 and 2012 in support of the transition away from management by New Station.

Operating Income.

As a result of the factors discussed above, the operating income for the year ended December 31, 2014 was $5.3 million as compared to $1 thousand for the year ended December 31, 2013.

Interest Expense.

Our outstanding principal indebtedness at December 31, 2014, excluding unamortized debt discount of $8.0 million was approximately $59.3 million compared to approximately $58.5 million, excluding unamortized debt discount of $8.3 million as of December 31, 2013. Interest expense related to our Senior Secured Credit Facility approximated $4.6 million for the year ended December 31, 2014.  The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The Company elected to begin paying cash interest effective June 30, 2014.  The Company paid $1.8 million in cash interest related to the Senior Secured Credit Facility during the year-ended December 31, 2014. Interest expense decreased by approximately $207,000 for the year ended 2013 as compared to the year ended 2014 mainly due to interest expense not being added to the outstanding principle balance of the Senior Secured Debt and the interest rate decreasing from 10% per annum to 6% per annum effective June 30, 2014.

Net Income (Loss).

As a result of the factors discussed above, net income was $0.2 million for the year ended December 31, 2014 as compared to a net loss of $5.3 million for the year ended December 31, 2013.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2015, see “Risk Factors — We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures.” We expect to fund future capital expenditures for maintenance of the Casino through cash generated from our operating activities and we expect that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears.  Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014, the principal outstanding balance as of December 31, 2014 and December 31, 2013 was $58.5 million and $55.7 million, respectively.  The Company paid cash interest during for the year ended December 31, 2014 of $1.8 million. There is currently no availability for borrowings under the Senior Secured Credit Facility. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which will be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee.

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

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013. During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013. During the second quarter of 2013 the Company further evaluated the date it would commence the cash interest payment option, determining the Company would instead elect to defer the cash interest option until contractually required to do so beginning in November 2014. During the second quarter of 2014, this was subsequently revised to assume cash interest payments would begin with the interest period commencing on June 30, 2014.  As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $0.5 million using the retrospective approach. During the second quarter of 2014, the company recorded an adjustment in its accrual to decrease interest expense by $0.2 million.  Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

Year Ending December 31, 2015

Our primary cash requirements for 2015 are expected to include approximately $5.3 million for maintenance capital expenditures and $3.5 million for interest payments on indebtedness. In addition, in March 2015, the Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions to the extent management believes the units are reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interest of unit holders.  The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions.  We do not expect to pay dividends to the Common Unit Holders in 2015.  We have no availability for borrowings under the Senior Secured Credit Facility and we had $13.9 million in cash and cash equivalents as of December 31, 2014. Approximately one third of our cash is used on the casino floor with the other two thirds reserved for other general purposes.

Cash Flows Summary

The following table summarizes our historical cash flows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net cash provided by operating activities	$8,364	$2,708	$7,586
Net cash used in investing activities	(2,282)	(3,167)	(4,953)
Net cash used in financing activities	(2,044)	(967)	(940)
Net increase (decrease) in cash and cash equivalents	$4,038	$(1,426)	$1,693

Year Ended December 31, 2014

For the year ended December 31, 2014, the $8.4 million of cash provided by operating activities is primarily related to the increase in operating income; the $2.3 million of cash used in investing activities is primarily related to the addition of capital equipment; and the $2.0 million of cash used in financing activities is primarily related to principal payments on debt.

Year Ended December 31, 2013

For the year ended December 31, 2013, the $2.7 million of cash provided by operating activities is primarily related to the increase in operating income; the $3.2 million of cash used in investing activities is primarily related to the addition of capital equipment; and the $1.0 million of cash used in financing activities is primarily related to principal payments on debt.

Inflation

We do not believe that inflation has had a significant impact on our revenues, results of operations or cash flows in the last three fiscal years.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Contractual obligations:
Senior Secured Credit Facility (a)	$58,543	$—	$—	58,543	$—
Interest payments on Senior Secured Credit Facility (b)	13,474	3,513	7,035	2,926	—
Other debt (c)	751	76	166	186	323
Interest payments on other debt (d)	198	42	71	51	34
Total contractual obligations	$72,966	$3,631	$7,272	$61,706	$357

(a)                  Amounts represent the principal amount outstanding as of December 31, 2014, payable on the maturity date which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.

(b)                  The amounts shown represent interest at a rate of 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.

(c)                   Other debt includes principal payments on equipment financing and special improvement district assessment.

(d)                  Includes interest payments on special improvement district assessment.

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

Intangible Assets

We account for intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Our finite-lived intangible assets include trademark and customer relationship intangibles. Finite-lived intangible assets are amortized over their estimated useful lives which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Management reviews our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

Player Reward Program

The Casino’s player reward program, or Program, allows participants to redeem points earned from their gaming activity for complimentary slot play, food, beverages, hotel rooms, movie passes, entertainment tickets, spa treatments or merchandise from gift shops. Under the Program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Program. At the time points are redeemed for complimentaries under the Program, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses on our statements of operations.

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

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are not subject to market risk only with respect to interest rates on outstanding debt as all of our outstanding debt as of December 31, 2014 bears interest at fixed interest rates. As of December 31, 2014, we had principal amounts outstanding of $58.5 million in Senior Secured Loans at a fixed interest rate of 6% per annum and approximately $0.8 million in interest bearing debt at a fixed interest rate of 5.8% per annum. However, if additional debt is incurred to refinance the Senior Secured Loans, or otherwise, future earnings and cash flow may be affected by changes in interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework. The Company is in the process of adopting the 2013 Framework.  Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.                OTHER INFORMATION

None.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Managers and Executive Officers

Pursuant to the terms of the Amended and Restated Operating Agreement of the Company (the “Operating Agreement”), our Board of Managers is comprised of four members designated as follows: (i) the three Lenders who are a holders of greater than 10% of our Common Units are each entitled to designate one individual to serve on the Board of Managers; and (ii) the Lenders who are holders of less than 10% of our Common Units are entitled to vote as a group on the election of one individual to serve on the Board of Managers.

In accordance with the terms of the Operating Agreement, the Board of Managers may appoint executive officers at any time.  Our current officers are Soohyung Kim, as Chief Executive Officer and Secretary , Ellis Landau, as President and Treasurer , and Robert Schaffhauser, as Chief Financial Officer.

The following table sets forth the members of the Board of Managers and executive officers of the Company and provides their respective ages and positions with the Company.

Name	Age	Position
Soohyung Kim	40	Manager, Chief Executive Officer and Secretary
Ellis Landau	71	Manager, President and Treasurer
Eugene I. Davis	60	Manager
Charles Atwood	66	Manager
Robert Schaffhauser	68	Chief Financial Officer

Set forth below is a description of the backgrounds, including business experience, for each member of the Board of Managers and executive officers of the Company as of March 25, 2015.

Soohyung Kim. On November 1, 2011, Mr. Kim was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. In addition, on November 1, 2011, the Board of Managers appointed Mr. Kim as Chief Executive Officer and Secretary. Mr. Kim is the Managing Partner of Standard General, a New York-based investment manager. Mr. Kim was formerly Director of Research and Founding Partner of Cyrus Capital Partners. Prior to that, he was a Principal at Och-Ziff Capital Management where he helped launch its fixed income business. Mr. Kim is a member of the Board of Directors of Media General Broadcasting. He is also a member of the Board of Directors of the following charities: Greenwich House, Coalition for Queens, Carey Institute of Ecosystem Studies and the Stuyvesant Alumni Association. He graduated with an A.B. from the Wilson School of Public and International Affairs at Princeton University. Mr. Kim brings to our Board of Managers his operating and leadership experience as Chief Investment Officer of an investment firm. Through his involvement with Standard General he has provided leadership to companies that have been in distressed and turn-around situations and are undergoing dramatic changes. He brings to our Board of Managers extensive experience in finance, business development, mergers and acquisitions, and business restructuring and integration.

Ellis Landau. On November 1, 2011, Mr. Landau was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. On February 6, 2012, Mr. Landau was appointed President and Treasurer. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation, a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. On December 1, 2014 Mr. Landau was appointed to the Board of Directors of Full House Resorts, a regional gaming company based in Las Vegas, Nevada. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc., a leading gaming company. He served as Chairman of the Audit Committee and as a member of its Nominating and Governance Committee, and on its Compliance Committee. In addition, Mr. Landau is active in non-profit organizations. He is the Chair of the Las Vegas Regional Board of the Anti-Defamation League and a member of the National Executive Commission, the Budget Committee, and a Trustee of the ADL Foundation and he is a Member of the Board and serves as Treasurer of the Las Vegas Philharmonic. He received his Bachelor of Arts in economics from Brandeis University in 1965 and his M.B.A. in finance from Columbia University Business School in 1967. He served in the United States Army Reserve from 1967 to 1973. Mr. Landau has served as a member of the board of directors of a national gaming company and an executive officer of another gaming company bringing his experience in the industry to our Board of Managers. Mr. Landau has achieved success in the personal field and has demonstrated integrity and high personal and professional ethics, sound business judgment, and willingness to devote the time to his duties on our Board of Managers, in order to contribute to the Company’s overall corporate goals. Mr. Landau is currently a member of the Board of Managers of Data Driven Delivery Systems, a private, early stage medical service and management company based in Las Vegas, Nevada.  He serves as Chairman of the Audit Committee and member of the Standing Committee of that company. In addition, Mr. Landau serves as a member of the Board of Directors of A-Mark Precious Metals Inc., a public, full service precious metals trading company based in Santa Monica, California.  For A-Mark he serves as Chairman of the Audit Committee and a member of the Compensation Committee.

Eugene I. Davis. On November 1, 2011, Mr. Davis was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Since 1999, Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a director of Spectrum Brands, Inc., WMI Holdings Corp., and U.S. Concrete, Inc. He is also a director of Trump Entertainment Resorts, Inc. and Harbinger Group, Inc. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Delta Airlines, Foamex International Inc., Dex One Corp., Footstar, Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics

International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., Tipperary Corporation, Viskase, Inc. and YRC Worldwide, Inc.

Charles Atwood. On July 26, 2012, Mr. Atwood was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Mr. Atwood retired in December 2008 as Vice Chairman of the Board of Directors for Harrah’s Entertainment, Inc., now Caesars Entertainment, Inc. Mr. Atwood joined Harrah’s in 1979 and held numerous finance and development positions during his tenure. He was named Chief Financial Officer in 2001, joined Harrah’s Board of Directors in July 2005, and became Vice Chairman in 2006. On March 12, 2015 Mr. Atwood was elected to the board of directors of Pinnacle Entertainment, an owner, operator and developer of casinos and related hospitality and entertainment facilities.  Mr. Atwood is the Lead Trustee of the Board of Trustees for Equity Residential, a REIT listed on the New York Stock Exchange. He is also a member of the board of directors of Gala Coral Group, a London-based company. Mr. Atwood received a Bachelor of Science Degree in Business Administration from the University of Southern Mississippi and a Masters of Business Administration Degree in Finance from Tulane University.

Robert Schaffhauser. Mr. Schaffhauser was appointed Chief Financial Officer on March 7, 2013. Mr. Schaffhauser has served as the Chief Financial Officer for Aliante Gaming, an affiliate of the Company, since December 27, 2012. Prior to joining Aliante Gaming, Mr. Schaffhauser served as the Executive Vice President-Finance and Principal Financial Officer for Colony Resorts LVH Acquisitions, LLC (d/b/a the Las Vegas Hilton) where for a period of eight years, he was responsible for business planning and administrative functions (including finance, legal, human resources, information technology and purchasing). Mr. Schaffhauser, for a period of over eight years, also served as a senior financial officer for various affiliates of Trump Hotels & Casinos. Mr. Schaffhauser holds a bachelor degree in Accounting from Rutgers University.

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

Nominating Committee

Given our status as a privately-held company, we do not currently hold member meetings nor do we have a policy or procedures with respect to member recommendations for nominees to the Board of Managers. In addition, we do not currently have a policy with respect to considering and identifying Board of Manager nominees. There have been no material changes to the Company’s Operating Agreement which outlines the procedures by which the Members nominate individuals for the Board of Managers. All of the holders of our Common Units are parties to the Company’s Operating Agreement.

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

ITEM 11.                  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Board of Managers has the authority to appoint executive officers and fix their compensation in accordance with the terms of the Operating Agreement. The compensation of executive officers is designed to provide compensation that is competitive in the marketplace and to incentivize executive officers to increase our revenues and maximize value to our members.  The Board of Managers does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.  Instead, the Board of Managers relies on its prior experience and upon the recommendations of its Chief Executive Officer.  As of December 31, 2014, the executive officers of the Company, whom we refer to as our “Named Executive Officers” are:

•         Soohyung Kim, Chief Executive Officer and Secretary;

•         Ellis Landau, President and Treasurer; and

•         Robert Schaffhauser, Chief Financial Officer.

Compensation Philosophy and Objectives

Our executive compensation philosophy is designed to attract and retain talented key executives, while supporting our key business objectives and maximizing value for our members.  In setting the compensation of our Named Executive Officers, we evaluate the scope of their responsibilities and apply our general knowledge of compensation practices in the Las Vegas hotel and casino market. The amount and form of compensation paid to our Named Executive Officers is also determined by the position and anticipated roles and responsibilities of the officer within the organization.  The primary components of our executive compensation are base salary and an annual cash bonus. Base salary and the annual cash bonus are determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. However, in 2013, no bonuses were paid to our Named Executive Officers. In 2014, Mr. Schaffhauser was the only named Executive Officer who earned a bonus. Mr. Schaffhauser earned a bonus in the amount of $125,120, which was paid in 2015.

Elements of Executive Compensation

Base Salary

We view executive officer base salaries as a tool that provides executives with a reasonable base level of income relative to their responsibilities and salaries for comparable positions in the marketplace. The base salary for Mr. Schaffhauser was determined as a result of the negotiation of an employment agreement. The base salary paid to Mr. Schaffhauser in 2014 and 2013 was $250,000 . As of December 31, 2014, we have not entered into any agreements with Messrs. Kim and Landau and they currently receive no compensation for serving in their respective capacities as executive officers.

Bonus

In 2014, the Company established an annual cash bonus program to reward certain key employees for the achievement of the company’s overall business objectives. The company has paid out $1.3 million under the 2014 cash bonus program. $0.4 million was paid out in 2014 and $0.9 million was paid out in 2015.

Mr. Schaffhauser is the only named Executive Officer who participated in the 2014 cash bonus program.

The company has also established a 2015 cash bonus program.  Key employees will receive a cash bonus upon the achievement of the company’s overall business objectives.  The company intends to pay out $1.1 million in 2015 for the achievement of the yearly goals.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Annual Bonus ($)		All Other Compensation ($)	Total ($)
Soohyung Kim (1)	2014	—	—		—	—
Chief Executive Officer and Secretary	2013	—	—		—	—
	2012	—	—		—	—

Ellis Landau (2)	2014	—	—		—	—
President and Treasurer	2013	—	—		—	—
	2012	—	—		—	—

Robert Schaffhauser (3)	2014	$250,000	$125,120	(4)	—	$370,120
Chief Financial Officer	2013	250,000	—		—	250,000
	2012	—	—		—	—

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

(3)         Mr. Schaffhauser was hired by Aliante Gaming as Chief Financial Officer on December 27, 2012, and was appointed by the Board of Managers as Chief Financial Officer of the Company and of Aliante Gaming on March 7, 2013.  Mr. Schaffhauser received a salary of $250,000 for 2014 and 2013, respectively.

(4)  Mr. Schaffhauser was paid his 2014 bonus in 2015.

Grants of Plan-Based Awards Table

We had no non-equity incentive plan as of December 31, 2014 and did not grant any stock or option awards to our Named Executive Officers in 2014 in their capacity as an executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards for our Named Executive Officers at December 31, 2014 in their capacity as an executive officer.

Option Exercises and Stock Vested Table

We had no option exercises or stock vest for our Named Executive Officers during the year ended December 31, 2014 in their capacity as an executive officer.

Pension Benefits

We had no defined benefit plan or supplemental executive retirement plan at December 31, 2014.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We had no nonqualified defined contribution or other nonqualified deferred compensation plans offered to our Named Executive Officers at December 31, 2014.

Employment Agreement

Our wholly-owned subsidiary, Aliante Gaming, entered into an employment agreement with Mr. Schaffhauser, effective December 27, 2012. The initial term of the employment agreement was for one year, which automatically renews on an annual basis unless either party provides the other with notice of non-renewal at least 90 days prior to the expiration of the applicable term. The employment agreement provides for a base salary of $275,000 for the year 2015, and a discretionary bonus. In the event of termination of Mr. Schaffhauser’s employment without cause, or upon the sale of the Company or of Aliante Gaming, or upon the sale of substantially all the assets of Aliante Gaming, Mr. Schaffhauser is entitled to a termination payment equal to the greater of (i) the portion of his base salary for the remainder of the applicable employment term or (ii) three months of the base salary in the event Mr. Schaffhauser is terminated within the last two months of the applicable employment term. The salary termination payment, including the performance bonus, if applicable, would be prorated based upon the number of days of his employment during the year of termination.

We have no agreements or arrangements, written or unwritten, that provide for any payment to Messrs. Kim or Landau at or in connection with any resignation of their positions as executive officers, or a change-in-control with respect to the Company as of December 31, 2014.

Compensation of Directors

The following table discloses the compensation for each member of our Board of Managers for the year ended December 31, 2014.

DIRECTOR COMPENSATION

Name	Fees Earned
Soohyung Kim (a)	$—
Ellis Landau	83,000
Eugene I. Davis	83,000
Charles Atwood	83,000

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a standing compensation committee. The Board of Managers is responsible for considering and determining the compensation related to our executive officers and Board of Managers. The current members of our Board of Managers are Soohyung Kim, Ellis Landau, Eugene I. Davis and Charles Atwood. In addition, Mr. Kim and Mr. Landau are current executive officers of the Company. During 2014, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of another entity, one of whose executive officers served as a member of our Board of Managers.

Compensation Committee Report

We, as the Board of Managers, have reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion with management, the Board of Managers have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

Respectfully Submitted,

Soohyung Kim

Ellis Landau

Eugene I. Davis

Charles Atwood

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows each person who beneficially owned more than 5% of our Common Units as of February 28, 2015.

Name and Address	Number of Common Units	Percentage of Outstanding Common Units
North LV Holdco, LLC (1)	136,807	31.653%
North LV Holdco II, LLC (2)	85,086	19.686%
North LV Holdco III, LLC (3)	85,086	19.686%
Halcyon ALST, LLC (4)	35,780	8.2780%
NYBEQ LLC (5)	35,134	8.129%
Credit Agricole Leasing (USA) Corporation (6)	25,095	5.806%
Merrill, Lynch, Pierce, Fenner & Smith Inc., a wholly owned subsidiary of Bank of America Corporation (7)	27,825	6.438%

Name and Address	Number of Common Units	Percentage of Outstanding Common Units
Soohyung Kim (8)	—	—
Ellis Landau (8)(9)	170,292	39.400%
Eugene I. Davis (8)	90	*
Charles Atwood (8)	—	—
Robert Schaffhauser (8)	—	—
All executive officers and directors as a group (5 persons)	170,382	39.421%

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 6, 2011, the Board of Managers approved the 2011 Equity Plan as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units. On December 6, 2011 the Company issued 500 Incentive Units to Ellis Landau and 250 Incentive Units to Eugene I. Davis. As of December 31, 2014, there were 42,450 Incentive Units available for issuance under the Equity Plan. No Incentive Units, or Common Units, were issued by the Company during 2014 with respect to any compensation plans.

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

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the aggregate fees the Company paid or accrued to Ernst & Young LLP (“E&Y”), our independent auditor, during 2014 and 2013:

	Aggregate Fees
	2014	2013
Category
Audit fees	$142,500	$193,645
Audit-related fees	12,500	45,000
Tax fees	102,580	142,626
All other fees	—	—

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

10.3	Management Agreement, dated as of November 1, 2011, by and between Aliante Gaming, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.4	License Agreement, dated as of November 1, 2011, by and between ALST Casino Holdco, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.5	ALST Casino Holdco, LLC 2011 Equity Plan. (Incorporated herein by reference to the Company’s Form 10-K dated March 30, 2012)

10.6	Employment Agreement between Aliante Gaming, LLC and Robert Schaffhauser, dated as of December 27, 2012. (Incorporated herein by reference to the Company’s Form 8-K dated March 13, 2013)

10.7	Addendum to the Employment Agreement of Robert Schaffhauser (Incorporated herein by reference to the Company’s Form 10-Q dated November 14, 2014)

21.1	Subsidiaries of the Registrant.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALST CASINO HOLDCO, LLC, Registrant

Dated: March 27, 2015	By:	/s/ SOOHYUNG KIM
	Name:	Soohyung Kim
	Title:	Manager, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SOOHYUNG KIM	Manager, Chief Executive Officer and Secretary	March 27, 2015
Soohyung Kim	(Principal Executive Officer)

/s/ ROBERT SCHAFFHAUSER	Chief Financial Officer (Principal Financial Officer)	March 27, 2015
Robert Schaffhauser

/s/ ELLIS LANDAU	Manager	March 27, 2015
Ellis Landau

/s/ EUGENE I. DAVIS	Manager	March 27, 2015
Eugene I. Davis

/s/ CHARLES ATWOOD	Manager	March 27, 2015
Charles Atwood

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of ALST Casino Holdco, LLC:

We have audited the accompanying consolidated balance sheets of ALST Casino Holdco, LLC and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALST Casino Holdco, LLC and subsidiary at December 31, 2014, and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 27, 2015

ALST CASINO HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$13,888	$9,850
Receivables, net	1,237	1,038
Inventories	964	694
Prepaid gaming taxes	1,501	1,314
Prepaid expenses and other current assets	2,402	968
Total current assets	19,992	13,864
Property and equipment, net	63,043	65,450
Intangible assets, net	2,051	2,224
Other assets, net	5,092	6,391
Total assets	$90,178	$87,929

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$76	$2,044
Accounts payable	1,808	2,285
Accrued payroll and related	2,073	864
Accrued gaming and related	1,876	1,568
Accrued expenses and other current liabilities	428	529
Total current liabilities	6,261	7,290
Long-term debt, less current portion	51,223	48,172
Total liabilities	57,484	55,462
Commitments and contingencies (Note 9)
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit	(4,585)	(4,812)
Total members’ equity	32,694	32,467
Total liabilities and members’ equity	$90,178	$87,929

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Casino	$55,483	$47,476	$53,939
Food and beverage	14,794	12,927	13,270
Room	6,086	5,274	5,986
Other	3,283	3,140	3,124
Gross revenues	79,646	68,817	76,319
Promotional allowances	(6,257)	(4,735)	(5,638)
Net revenues	73,389	64,082	70,681

Operating costs and expenses:
Casino	25,000	22,699	22,854
Food and beverage	12,285	11,566	10,007
Room	2,862	2,505	2,139
Other	1,479	1,439	1,349
Selling, general and administrative	21,618	21,387	25,678
Depreciation and amortization	4,999	4,662	3,208
Management fees	—	—	1,516
(Gain) loss on disposal of assets, net	(136)	(177)	7
Total operating costs and expenses	68,107	64,081	66,758
Operating income	5,282	1	3,923
Interest expense, net	(5,055)	(5,262)	(4,047)
Net income (loss)	$227	$(5,261)	$(124)

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(in thousands)

			Retained
		Additional	Earnings/
	Members’	Paid-in	(Accumulated	Total Members’
	Capital	Capital	Deficit)	Equity
Balances, December 31, 2011	$37,254	$—	$573	$37,827
Share-based compensation	—	25	—	25
Net loss	—	—	(124)	(124)
Balances, December 31, 2012	37,254	25	449	37,728
Net loss	—	—	(5,261)	(5,261)
Balances, December 31, 2013	37,254	25	(4,812)	32,467
Net income	—	—	227	227
Balances, December 31, 2014	$37,254	$25	$(4,585)	$32,694

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$227	$(5,261)	$(124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,999	4,662	3,208
(Gain) loss on disposal of assets, net	(136)	(177)	7
Amortization of debt discount and debt issuance costs	328	(168)	(916)
Paid in kind and accrued interest	2,799	5,244	4,762
Share-based compensation	—	—	25
Changes in operating assets and liabilities:
Restricted cash	—	304	859
Receivables, net	(199)	93	169
Inventories and prepaid expenses	(1,890)	(132)	688
Accounts payable	(478)	(1,135)	1,479
Accrued payroll and other current liabilities	1,416	(712)	(2,396)
Other, net	1,298	(10)	(175)
Net cash provided by operating activities	8,364	2,708	7,586
Cash flows from investing activities:
Capital expenditures, net of related payable	(2,427)	(3,367)	(5,089)
Proceeds from sale of property and equipment	145	200	136
Net cash used in investing activities	(2,282)	(3,167)	(4,953)
Cash flows from financing activities:
Principal payments on debt	(2,044)	(967)	(940)
Net cash used in financing activities	(2,044)	(967)	(940)
Net increase (decrease) in cash and cash equivalents	4,038	(1,426)	1,693
Cash and cash equivalents, beginning of period	9,850	11,276	9,583
Cash and cash equivalents, end of period	$13,888	$9,850	$11,276

Supplemental cash flow disclosure:
Cash paid for interest	$1,853	$112	$138
Supplemental disclosure of non-cash items:
Change in property and equipment included in accrued expenses and other current liabilities	$33	$246	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Aliante Gaming. All material intercompany transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates include the fair value determination of assets and liabilities in conjunction with fresh-start reporting, the reorganization valuation, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as the estimated fair values of certain assets related to write-downs and impairments, contingencies and litigation, and claims and assessments. Actual results may differ from those estimates.

Reclassifications

The consolidated financial statements reflect certain reclassifications to prior year amounts to conform to the classification in the current period. For the year ended December 31, 2014 we reclassified $56,000 from “Prepaid expenses and other current assets” to “Inventories.”  For the year ended December 31, 2012, we reclassified $0.8 million from “Selling, general & administrative” to “Other” as we believe these expenses are more closely associated with the other activities. These reclassifications have no effect on previously reported operating income and net loss.

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

Receivables, net and Credit Risk

Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2014.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of December 31, 2014, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

Intangible Assets

We account for intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”). Our finite-lived intangible assets include trademark and customer relationship intangibles. Finite-lived intangible assets are amortized over their estimated useful lives which is the period over which the asset is expected to contribute directly or indirectly to future cash flows. Management periodically evaluates the remaining useful lives of these intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. Management reviews our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the expected terms of the related debt agreements using the effective-interest method. Debt issuance costs are included in prepaid expenses and other current assets on the accompanying balance sheet. Amortization of debt issuance costs was approximately $75,000 for the years ended December 31, 2014, 2013 and 2012 respectively.

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

	Year Ended December 31,
	2014	2013	2012
Food and beverage	$6,199	$4,991	$5,162
Room	381	251	320
Other	353	207	45
Total	$6,933	$5,449	$5,527

We record a liability for the estimated cost of the outstanding points under the player loyalty program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the player loyalty program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise, as well as estimated breakage. At December 31, 2014 and 2013, $626,000 and $431,000, respectively, was accrued for the cost of anticipated player loyalty program redemptions.

Advertising Costs

We expense advertising costs the first time the advertising takes place. For the years ended December 2014, 2013 and 2012 advertising costs totaled approximately $1.1 million, $1.9 million and $1.3 million, respectively, which are included in selling, general and administrative expenses on the accompanying statements of operations.

Income Taxes

We are a limited liability company disregarded as an entity separate from its owners for income tax purposes and as such, are a pass-through entity and not liable for income tax in the jurisdiction in which we operate or federal income taxes. As a result, no provision for income taxes has been made in the accompanying consolidated financial statements. Each member of the Company includes its respective share of the Company’s taxable income in its income tax return.  Due to the Company’s status as a pass-through entity, it has recorded no liability associated with uncertain tax positions.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, consolidated in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Currently, there is no guidance in U.S. GAAP for management’s responsibility to perform an evaluation. Under the update, management’s evaluation is to be performed when preparing financial statements for each annual and interim reporting period and based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

In May 2014, the FASB issued an accounting standards update that amends the FASB Accounting Standards Codification and creates a new topic for Revenue from Contracts with Customers. The new guidance is expected to clarify the principles for revenue recognition and to develop a common revenue standard for U.S. GAAP applicable to revenue transactions. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance also provides substantial revision of interim and annual disclosures. The update allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. The effective date for this update is for the annual and interim periods beginning after December 15, 2016. Early application is not permitted. The Company will adopt this standard effective January 1, 2017. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.

Note 3. Receivables

Receivables, net consisted of the following (in thousands):

	December 31,
	2014	2013
Casino	$127	$58
Hotel	190	196
Other	949	847
	1,266	1,101
Allowance for doubtful accounts	(29)	(63)
Receivables, net	$1,237	$1,038

Note 4. Property and Equipment

Property and equipment, net consisted of the following (amounts in thousands):

	Estimated
	Life	December 31,
	(years)	2014	2013
Land	—	$6,200	$6,200
Buildings and improvements	10-45	53,739	53,623
Furniture, fixtures and equipment	3-7	15,332	13,143
Construction in progress		384	327
		75,655	73,293
Accumulated depreciation and amortization		(12,612)	(7,843)
Property and equipment, net		$63,043	$65,450

Note 5. Intangible Assets

Intangible assets, net consisted of the following (amounts in thousands):

	Estimated
	Life	December 31,
	(years)	2014	2013
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Intangible assets		2,600	2,600
Less accumulated amortization:
Trademark		(253)	(174)
Customer relationships		(296)	(202)
Accumulated amortization		(549)	(376)
Intangible assets, net		$2,051	$2,224

Upon the adoption of fresh-start reporting, we recognized $2.6 million in finite-lived intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests. Intangible assets are being amortized on a straight-line basis over the respective estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $173,000, $174,000 and $198,000 for the years ended December 31, 2014 2013, and 2012 respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2014 through 2018 is anticipated to be approximately $0.2 million in each of the respective years.

Note 6. Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2014	2013
Deposits	$2,458	$3,858
Base stock	2,634	2,533
Other assets	$5,092	$6,391

Note 7. Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2014	2013
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%, cash interest at 6%)), principal due November 1, 2018, net of unamortized discount at December 31, 2014 and 2013 of $8.0 million and $8.3 million, respectively (related party)	$50,547	$47,420
Equipment financing, payable in 72 monthly installments including interest at a fixed rate of 2.5%	—	1,972
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	752	824
Long-term debt	51,299	50,216
Less current portion of long-term debt	(76)	(2,044)
Long-term debt, net	$51,223	$48,172

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014 in kind, the principal outstanding balance as of December 31, 2014 and 2013 was $58.5 million and $55.7 million, respectively.

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

In establishing the amortization of the debt discount on its Senior Secured Loans in November 2011, the Company expected that it would elect the cash interest payment option beginning in the first quarter of 2013. During the first quarter of 2013, this was subsequently revised to assume cash interest payments would begin during the second quarter of 2013. During the second quarter of 2013, the Company further evaluated the date it would commence the cash interest payment option, determining the Company would instead elect to defer the cash interest option until contractually required to do so beginning in November 2014. During the second quarter of 2014, this was subsequently revised to assume cash interest payments would begin with the interest period commencing on June 30, 2014. As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2013 to increase interest expense by $0.5 million using the retrospective approach.  During the second quarter of 2014, the Company recorded an adjustment in its accrual to decrease interest expense by $0.2 million. Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate have been applied since inception.

Equipment Financing

During 2008, Aliante Gaming entered into an equipment financing arrangement which terminated in November 2014 and was accounted for as a capital lease. The agreement called for monthly payments of approximately $80,000 with a residual payment of $1.1 million paid in November 2014 fully paying off the capital lease.

Future Debt Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2015	$76
2016	81
2017	86
2018	58,633
2019	96
Thereafter	323
Total scheduled maturities	59,295
Unamortized debt discount	(7,996)
Total long-term debt	$51,299

Fair Value of Debt

It was not practicable to determine the fair market value of our senior secured facility due to the lack of comparable credit facilities and the involvement of our majority shareholder in negotiating the terms and conditions directly with the lender. It is unlikely the Company could obtain similar financing on the same terms with another lender without the involvement and resources of our majority shareholder given our financial condition and history of operating losses. The fair value of our equipment financing and special assessment debt approximates to fair value.

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

Note 9. Management Fees

On November 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with New Station pursuant to which New Station agreed to manage the Casino and provide certain transition services should the Management Agreement be terminated. Under the terms of the Management Agreement, the Company was obligated to pay New Station (i) a monthly base management fee equal to 1% of gross revenues from the Casino, (ii) an annual incentive management fee payable quarterly equal to 7.5% of positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) up to and including $7.5 million and 10% of EBITDA in excess of $7.5 million, and (iii) subject to certain limitations, reimbursement of certain expenses including shared services. Effective November 14, 2011, the Company and New Station agreed to terminate the Management Agreement. Pursuant to the transition services sections of the Management Agreement, New Station continued to operate and manage the Casino through October 31, 2012. Effective November 1, 2012, the Company is no longer obligated to pay management fees to New Station. Management fees incurred by Aliante Gaming totaled approximately $1.5 million for the year ended December 31, 2012.

Effective November 1, 2012, Aliante Gaming assumed management and established its own internal management team to oversee the operations of the Casino.

Note 10. Commitments and Contingencies

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

In May 2013, the Nevada Department of Taxation agreed to a global settlement resolving the ongoing litigation surrounding complimentary patron and employee meals.  Nevada taxpayers that agree to join the settlement will withdraw their refund requests in exchange for (a) the Nevada Department of Taxation agreement that it will make no claim against the taxpayers for sales or use tax due on employee meals and/or complimentary meals provided to patrons for any prior periods and (b) the passage of prospective legislation that clarifies that employee meals and complementary meals are not subject to sales or use tax.  The prospective legislation was passed by the Nevada Legislature and signed into law by the Governor on June 13, 2013.  The Company joined the aforementioned settlement agreement, and accordingly the Company reversed the accrued liability for sales taxes on complimentary patron and employee meals in 2013.

Legal Matters

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

Compensated Absences

The Company does not accrue a liability for salaried employees’ compensation for future absences as the amount cannot be reasonably estimated.

Note 11. 401(k) Plan

Prior to June 3, 2011, all Aliante Gaming employees who met certain age and length of service requirements were eligible to participate in Old Station’s 401(k) plan (the “Old 401K”). Effective June 3, 2011, all assets and liabilities attributable to Aliante

Gaming employees were transferred into the newly established Aliante Gaming 401(k) plan (the “New 401K”, collectively with the Old 401K, the “401K Plan”). The 401K Plan provides for discretionary employer contributions up to 50% of the first 4% of each participating employees compensation. Effective January 1, 2012, employer contributions of 50% of the first 4% were reinstated. The Company’s matching contribution was $153,077, $146,662 and $107,436, respectively, for the years ended December 31, 2014, 2013 and 2012.

Note 12. Subsequent Events

We have evaluated all activity through the issuance date of the consolidated financial statements, and concluded that no material subsequent events have occurred that require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

On March 25, 2015, the Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions to the extent management believes the units are reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interest of the unit holders.  The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$18,154	$18,074	$17,680	$19,481
Operating income	1,852	1,534	278	1,618
Net income (loss)	573	438	(1,070)	286

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$16,194	$15,795	$15,367	$16,726
Operating income (loss)	423	(15)	(539)	132
Net (loss) income	(642)	(1,713)	(1,786)	(1,120)

Note 14. Member’s Interest and Limitation of Liability

Other than the Incentive Units and the Common Units, the Company has not issued or authorized any other class of Membership Units. Pursuant to the Company’s Operating Agreement and unless otherwise required by any non-waivable provisions of applicable law, the Members of the Company are not personally liable for liabilities of the Company.