Form 10-Q
period 2015-03-31
ALST Casino Holdco, LLC
filed 2015-05-11
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,956	$13,888
Receivables, net	1,168	1,237
Inventories	769	964
Prepaid gaming taxes	1,325	1,501
Prepaid expenses and other current assets	1,195	2,402
Total current assets	22,413	19,992
Property and equipment, net	62,572	63,043
Intangible assets, net	2,008	2,051
Other assets, net	5,204	5,092
Total assets	$92,197	$90,178

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$79	$76
Accounts payable	2,163	1,808
Accrued payroll and related	1,284	2,073
Accrued gaming and related	1,655	1,876
Accrued expenses and other current liabilities	631	428
Total current liabilities	5,812	6,261
Long-term debt, less current portion	51,607	51,223
Total liabilities	57,419	57,484
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit	(2,501)	(4,585)
Total members’ equity	34,778	32,694
Total liabilities and members’ equity	$92,197	$90,178

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues:
Casino	$15,224	$13,314
Food and beverage	3,940	3,561
Room	1,717	1,575
Other	826	820
Gross revenues	21,707	19,270
Promotional allowances	(1,733)	(1,569)
Net revenues	19,974	17,701

Operating costs and expenses:
Casino	6,003	5,919
Food and beverage	3,132	2,822
Room	750	694
Other	355	349
Selling, general and administrative	5,205	4,924
Depreciation and amortization	1,244	1,141
(Gain)/Loss on disposal of assets, net	(129)	—
Total operating costs and expenses	16,560	15,849
Operating income	3,414	1,852
Interest expense, net	(1,331)	(1,279)
Net income	$2,083	$573

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$2,083	$573
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,244	1,141
(Gain)/Loss on disposal of assets, net	(129)	—
Amortization of debt discount and debt issuance costs	443	(131)
Accrued interest - paid in kind	—	1,375
Changes in operating assets and liabilities:
Receivables, net	69	(390)
Inventories and prepaid expenses	1,560	(73)
Accounts payable	355	(904)
Accrued payroll and other current liabilities	(807)	43
Other, net	(112)	7
Net cash provided by operating activities	4,706	1,641
Cash flows from investing activities:
Capital expenditures	(730)	(128)
Proceeds from sale of property and equipment	129	—
Net cash used in investing activities	(601)	(128)
Cash flows from financing activities:
Principal payments on debt	(37)	(264)
Net increase in cash and cash equivalents	4,068	1,249
Cash and cash equivalents, beginning of period	13,888	9,850
Cash and cash equivalents, end of period	$17,956	$11,099

Supplemental cash flow disclosure:
Cash paid for interest	$888	$36

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented.  Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year-ended December 31, 2014, filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, (Topic 606): Revenue from Contracts with Customers. ASU No. 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of certain nonfinancial assets.  ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  Early application is not permitted.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern (Subtopic 205-40).  ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern, and also requires disclosures under certain circumstances.  ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  It is currently management’s intent to adopt this accounting pronouncement upon the effective date. On April 1, 2015, the FASB proposed deferring the effective date of ASU No. 2014-15 by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective of December 31, 2016. Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s consolidated financial statements in future periods.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.  ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and for annual periods and interim periods thereafter.  Early application is permitted.  It is currently management’s intent to adopt this accounting pronouncement upon the effective date.

No other new accounting pronouncements issued or effective during this period have or are expected to have a material impact on the Company’s financial position or results of operations.

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

Reclassifications

The consolidated financial statements reflect certain reclassifications to prior year amounts to conform to the classification in the current period. For the three months ended March 31, 2014, we reclassified $453,000 from “Casino operating expenses” to “Casino Revenue” to better account for our player point free play.   This reclassification has no effect on previously reported net income.

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Casino	$115	$127
Hotel	142	190
Other	967	949
	1,224	1,266
Allowance for doubtful accounts	(56)	(29)
Receivables, net	$1,168	$1,237

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%, cash interest at 6%), principal due November 1, 2018, net of unamortized discount at March 31, 2015 and December 31, 2014 of $7.6 million and $8.0 million, respectively (related party)	$50,972	$50,547
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	714	752
Long-term debt	51,686	51,299
Less current portion of long-term debt	(79)	(76)
Long-term debt, net	$51,607	$51,223

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014 in kind, the principal outstanding balance as of March 31, 2015 and December 31, 2014 was $58.5 million.

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

Prior to the second quarter of 2014, the Company elected to pay interest under the Senior Secured Credit Facility in kind at a rate of 10% per annum.  During the second quarter of 2014, the Company elected the cash interest option at 6% per annum.  As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2014 to decrease interest expense by $0.2 million using the retrospective approach.  Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception.  The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate had been applied since inception.

Fair Value of Debt

It was not practicable to determine the fair market value of the Senior Secured Credit Facility due to the lack of comparable credit facilities and the involvement of our majority shareholders in negotiating the terms and conditions directly with the lender. It is unlikely the Company could obtain similar financing on the same terms with another lender without the involvement and resources of our majority shareholders given our financial condition. The fair value of our equipment financing and special assessment debt approximates to fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2015 and 2014 should be read in conjunction with our audited annual consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income for the three months ended March 31, 2015 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Percent Change
Net revenues	$19,974	$17,701	12.8%

Adjusted EBITDA(a)	$4,529	$2,993	51.3%
Less:
Depreciation and amortization	1,244	1,141	9.0%
(Gain)/Loss on disposal of assets, net	(129)	—	n/m
Operating income	3,414	1,852	84.3%
Interest expense, net	(1,331)	(1,279)	4.1%
Net income	$2,083	$573	263.5%

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

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2015 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Percent Change
Casino revenues	$15,224	$13,314	14.3%
Casino expenses	6,003	5,919	1.4%
Profit Margin	60.6%	55.5%

Food and beverage revenues	$3,940	3,561	10.6%
Food and beverage expenses	3,132	2,822	11.0%
Profit Margin	20.5%	20.8%

Room revenues	$1,717	$1,575	9.0%
Room expenses	750	694	8.1%
Profit Margin	56.3%	56.0%

Other revenues	$826	820	0.7%
Other expenses	355	349	1.7%
Profit Margin	57.0%	57.4%

Selling, general and administrative expenses	$5,205	4,924	5.7%
Percent of net revenues	26.1%	27.8%

Casino. Casino revenues increased by $1.9 million, or 14.3% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an 11.1% increase in table games drop, a 7.0% increase in slot handle and to a lesser extent an increase in slot hold percentage. Both increases are primarily a result of an increase in gaming patron visitation. Casino expenses increased 1.4% to $6.0 million for the three months ended March 31, 2015 as compared to $5.9 million for the three months ended March 31, 2014, primarily due to an increase in expenses associated with our marketing efforts. The casino operating margin increased to 60.6% for the three months ended March 31, 2015 as compared to 55.5% for the three months ended March 31, 2014 as a result of the increase in casino revenues.

Food and Beverage. Food and beverage revenues increased 10.6% to $3.9 million for the three months ended March 31, 2015 as compared to $3.6 million for the prior year period, primarily as a result of increased visitor volume in our café and Mexican restaurants. Food and beverage expenses increased $310,000 or 11.0% primarily as a result of increased costs associated with increased revenues. The food and beverage operating margin decreased to 20.5% for the three months ended March 31, 2015 as compared to 20.8% for the three months ended March 31, 2014 as a result of a decrease in average check for meals served, together with an increase in food costs.

Room. The following table shows key information for hotel operations:

	Three Months Ended
	March 31, 2015	March 31, 2014	Percent Change
Occupancy	92%	89%
Average daily rate	$94	$92	1.9%
Revenue per available room	$87	$81	7.1%

Room revenues increased by 9.0% for the three months ended March 31, 2015 as compared to the prior year period. The increase is primarily due to higher occupancy during non-peak periods. Room expenses also increased 8.1% for the three months ended March 31, 2015 as compared to prior year period due to costs associated with increased occupancy, the increased cost of linen services and the increased cost of other guest amenities.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center, and entertainment. Other revenues increased by 0.7% during the three month ended March 31, 2015 as compared to the same period in the prior year, primarily as a result of an increase in entertainment and gift shop revenue that was offset in part by a decrease in percentage rent from leased outlets.  The 1.7% increase in other expenses is primarily the result of cost increases that correspond to the entertainment and gift shop revenue increases.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by 5.7% to $5.2 million for the three months ended March 31, 2015, compared to $4.9 million for the three months ended March 31, 2014. The increase in SG&A expenses is primarily due to an increase in SG&A salaries and wages.

Depreciation and Amortization. Depreciation and amortization increased by $103,000 or 9.0% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to incremental depreciation associated with fixed asset additions.

Operating Income. As a result of the factors discussed above, operating income increased by approximately 84.3% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Interest Expense. Our outstanding principal indebtedness at March 31, 2015, excluding unamortized debt discount of $7.6 million was approximately $59.3 million compared to approximately $59.7 million, excluding unamortized debt discount of $8.5 million as of March 31, 2014. Interest expense related to our Senior Secured Credit Facility approximated $0.9 million for the three months ended March 31, 2015.  The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The Company elected to begin paying cash interest effective June 30, 2014.  Interest expense increased by approximately $52,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 mainly due to a decrease in the rate of interest offset by an increase in the amortization of the original issue discount as calculated under the effective interest rate method.

Net Income. As a result of the factors discussed above, net income was $2.1 million for the three months ended March 31, 2015, compared to a net income of $0.6 million for three months ended March 31, 2014.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2015.  We expect to fund future capital expenditures for maintenance of the Casino through cash generated from our operating activities and we expect that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears.  Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014, the principal outstanding balance as of March 31, 2015 and December 31, 2014 was $58.5 million.  The Company paid cash interest during for the three months ended March 31, 2015 of $0.9 million. There is currently no availability for borrowings under the Senior Secured Credit Facility. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which will be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee.

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

Prior to the second quarter of 2014, the Company elected to pay interest under the Senior Secured Credit Facility in kind at a rate of 10% per annum.  During the second quarter of 2014, the Company elected the cash interest option at 6% per annum.  As a result of this change in the expected method of payment, the Company recorded an adjustment to its accrual during the second quarter of 2014 to decrease interest expense by $0.2 million using the retrospective approach.  Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception.  The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate had been applied since inception.

Year Ending December 31, 2015

Our primary cash requirements for the remainder of 2015 are expected to include approximately $4.5 million for maintenance capital expenditures and $2.7 million for interest payments on indebtedness. In addition, in March 2015, the Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions to the extent management believes the units are reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interest of unit holders.  No such unit repurchases took place during the three-months ended March 31, 2015.  The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions.  We do not expect to pay dividends to the Common Unit Holders in 2015.  We have no availability for borrowings under the Senior Secured Credit Facility and we had $18.0 million in cash and cash equivalents as of March 31, 2015. Approximately one third of our cash is used on the casino floor with the other two thirds reserved for other general purposes.

Three months ended March 31, 2015 and 2014

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net cash provided by operating activities	$4,706	$1,641
Net cash used in investing activities	(601)	(128)
Net cash used in financing activities	(37)	(264)
Net increase (decrease) in cash and cash equivalents	$4,068	$(1,249)

For the three months ended March 31, 2015, net cash provided by operating activities were $4.7 million as compared to $1.6 million of cash provided by operating activities for the three months ended March 31, 2014. The increase in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the three months ended March 31, 2015 and March 31, 2014, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the three months ended March 31, 2015 and March 31, 2014. There were no distributions to the Members during the three months ended March 31, 2015 and March 31, 2014.

Off Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2015, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015.

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

You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2015, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 1A. RISK FACTORS.

A description of our risk factors can be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015. There have been no material changes in the risk factors described in such Annual Report on Form 10-K.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: May 11, 2015	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary