Form 10-Q
period 2015-06-30
ALST Casino Holdco, LLC
filed 2015-08-07
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,769	$13,888
Receivables, net	1,220	1,237
Inventories	783	964
Prepaid gaming taxes	1,881	1,501
Prepaid expenses and other current assets	848	2,402
Total current assets	14,501	19,992
Property and equipment, net	63,840	63,043
Intangible assets, net	1,964	2,051
Other assets, net	4,404	5,092
Total assets	$84,709	$90,178

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$79	$76
Accounts payable	1,906	1,808
Accrued payroll and related	1,956	2,073
Accrued gaming and related	1,708	1,876
Accrued expenses and other current liabilities	518	428
Total current liabilities	6,167	6,261
Long-term debt, less current portion	42,787	51,223
Total liabilities	48,954	57,484
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit	(1,524)	(4,585)
Total members’ equity	35,755	32,694
Total liabilities and members’ equity	$84,709	$90,178

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Casino	$15,731	$13,526	$31,492	$27,293
Food and beverage	4,473	3,675	8,413	7,236
Room	1,825	1,594	3,542	3,169
Other	814	895	1,640	1,715
Gross revenues	22,843	19,690	45,087	39,413
Promotional allowances	(1,851)	(1,616)	(3,584)	(3,185)
Net revenues	20,992	18,074	41,503	36,228

Operating costs and expenses:
Casino	6,482	5,978	13,022	12,350
Food and beverage	3,356	2,970	6,488	5,792
Room	796	716	1,546	1,410
Other	376	364	731	713
Selling, general and administrative	5,599	5,381	10,804	10,305
Depreciation and amortization	1,347	1,267	2,591	2,408
(Gain) loss on disposal of assets, net	—	(136)	(129)	(136)
Total operating costs and expenses	17,956	16,540	35,053	32,842
Operating income	3,036	1,534	6,450	3,386

Other expense:
Interest expense, net	(2,059)	(1,096)	(3,390)	(2,375)

Net income	$977	$438	$3,060	$1,011

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net income	$3,060	$1,011
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,591	2,408
Gain on disposal of assets, net	(129)	(136)
Amortization of debt discount and debt issuance costs	1,642	(469)
Accrued interest - paid in kind	—	2,798
Changes in operating assets and liabilities:
Receivables, net	17	(179)
Inventories and prepaid expenses	1,318	(634)
Accounts payable	98	(1,142)
Accrued payroll and other current liabilities	(195)	335
Other, net	688	1
Net cash provided by operating activities	9,090	3,993
Cash flows from investing activities:
Capital expenditures	(3,301)	(830)
Proceeds from sale of property and equipment	129	145
Net cash used in investing activities	(3,172)	(685)
Cash flows from financing activities:
Principal payments on debt	(10,037)	(493)
Net (decrease)increase in cash and cash equivalents	(4,119)	2,815
Cash and cash equivalents, beginning of period	13,888	9,850
Cash and cash equivalents, end of period	$9,769	$12,665

Supplemental cash flow disclosure:
Cash paid for interest	$1,748	$46

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-9, (Topic 606): Revenue from Contracts with Customers (“ASU No. 2014-9”). ASU No. 2014-9 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of certain nonfinancial assets. ASU No. 2014-9 is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early application is not permitted. Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s condensed consolidated financial statements in future periods.

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

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Casino	$108	$127
Hotel	328	190
Other	823	949
	1,259	1,266
Allowance for doubtful accounts	(39)	(29)
Receivables, net	$1,220	$1,237

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%, cash interest at 6%), principal due November 1, 2018, net of unamortized discount at June 30, 2015 and December 31, 2014 of $6.4 million and $8.0 million, respectively (related party)	$42,152	$50,547
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	714	752
Long-term debt	42,866	51,299
Less current portion of long-term debt	(79)	(76)
Long-term debt, net	$42,787	$51,223

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014 in kind, the principal outstanding balance as of June 30, 2015 and 2014 was $48.5 million and $58.5 million, respectively.

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

During the second quarter 2015, the Board of Managers authorized two $5 million principal payments on the Senior Secured Credit Facility which were paid on June 11, 2015 and June 30, 2015.  As a result of these payments, the Company recorded an adjustment during the second quarter of 2015 to increase interest expense by $0.7 million using the retrospective approach.  Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate been applied since inception.

Fair Value of Debt

It was not practicable to determine the fair market value of the Senior Secured Credit Facility due to the lack of comparable credit facilities and the involvement of our majority shareholders in negotiating the terms and conditions directly with the lender. The fair value of our special assessment debt approximates fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income for the three and six months ended June 30, 2015 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	Percent Change	June 30, 2015	June 30, 2014	Percent Change
Net revenues	$20,992	$18,074	16.1%	$41,503	$36,228	14.6%

Adjusted EBITDA(a)	$4,383	$2,665	64.5%	$8,912	$5,658	57.5%
Less:
Depreciation and amortization	1,347	1,267	6.3%	2,591	2,408	7.6%
(Gain) Loss on disposal of assets, net	—	(136)	n/m	(129)	(136)	(5.1)%
Operating income	3,036	1,534		6,450	3,386
Interest expense, net	(2,059)	(1,096)	87.9%	(3,390)	(2,375)	42.7%
Net income	$977	$438	123.1%	$3,060	$1,011	202.7%

(a)                  EBITDA, earnings before interest, taxes, depreciation and amortization, is a widely used measure of operating performance in the gaming industry. We have traditionally used adjusted EBITDA when evaluating the Casino’s operating performance because we believe that the inclusion or exclusion of certain non-cash recurring, non-recurring items is necessary to present the most accurate measure of the Casino’s operating results and as a means to assess results period over period. We refer to the financial measure that adjusts for these items as Adjusted EBITDA. We believe, when considered with measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), Adjusted EBITDA is a useful financial performance measurement for assessing the Casino’s operating performance and is used by management in making financial and operational decisions. In this regard, Adjusted EBITDA is a key metric used by us in our budgeting process, when calculating returns on investment of existing and proposed projects and in the evaluation of incentive compensation related to property management. Adjusted EBITDA consists of net income (loss) less interest, taxes, depreciation and amortization and other non-recurring items, as applicable. We believe that while items excluded from Adjusted EBITDA may be recurring in nature and should not be disregarded in evaluation of the Casino’s operating performance, it is useful to exclude such items when analyzing current results and trends compared to other periods because these items can vary significantly depending on specific underlying transactions, the ability of management to control such items or events and may not be comparable between the periods being presented. Also, we believe excluded items may not relate specifically to the Casino’s operating trends or be indicative of future results. For example, lease terminations will be significantly different in periods when we terminate a lease agreement and it is not expected to be comparable period over period, nor is the amount expected to follow any particular trend from period-to-period. Therefore, we use Adjusted EBITDA as the primary measure of the Casino’s operating performance. We believe that our Members use Adjusted EBITDA as an appropriate financial measure in determining the value of their investment. To evaluate Adjusted EBITDA and the trends it depicts, the components should be considered. The impact of interest, taxes, depreciation and amortization, and other non-recurring items, as applicable, each of which can significantly affect our results of operations and liquidity, should be considered in evaluating our operating performance, and cannot be determined from Adjusted EBITDA. Adjusted EBITDA is used in addition to, and in conjunction with, GAAP measures and should not be considered as an alternative to net income (loss), or any other GAAP operating performance measure. To compensate for the inherent limitations of the disclosure of Adjusted EBITDA, we provide relevant disclosure of our depreciation and amortization, interest and other items in our reconciliations to GAAP financial measures and condensed financial statements, all of which should be considered when evaluating our performance. In addition, it should be noted that not all gaming companies that report Adjusted EBITDA or adjustments to such measures, may calculate Adjusted EBITDA, or such adjustments, in the same manner as us, and therefore, our measure of Adjusted EBITDA may not be comparable to similarly titled measures used by other gaming companies.

The following table highlights the various sources of revenues and expenses for the three and six months ended June 30, 2015 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	Percent Change	June 30, 2015	June 30, 2014	Percent Change
Casino revenues	$15,731	$13,526	16.3%	$31,492	$27,293	15.4%
Casino expenses	6,482	5,978	8.4%	13,022	12,350	5.4%
Profit Margin	58.8%	55.8%		58.6%	54.8%

Food and beverage revenue	4,473	3,675	21.7%	8,413	7,236	16.3%
Food and beverage expenses	3,356	2,970	13.0%	6,488	5,792	12.0%
Profit Margin	25.0%	19.2%		22.9%	20.0%

Room revenue	1,825	1,594	14.5%	3,542	3,169	11.8%
Room expenses	796	716	11.2%	1,546	1,410	9.6%
Profit Margin	56.4%	55.1%		56.4%	55.5%

Other revenue	814	895	(9.1)%	1,640	1,715	(4.4)%
Other expenses	376	364	3.3%	731	713	2.5%
Profit Margin	53.8%	59.3%		55.4%	58.4%

Selling, general and administrative expenses	5,599	5,381	4.1%	10,804	10,305	4.8%
Percent of net revenues	26.7%	29.8%		26.4%	28.8%

Casino. Casino revenues increased 16.3% to $15.7 million for the three months ended June 30, 2015 as compared to $13.5 million for the three months ended June 30, 2014. The $2.2 million increase in casino revenues is due primarily to an increase in slot revenue. Casino expenses increased 8.4% to $6.5 million for the three months ended June 30, 2015 as compared to $6.0 million for the three months ended June 30, 2014, primarily due to the increase in casino promotional spending that drove the increase in slot revenue. The net impact of these factors resulted in a 3.0 percentage point improvement in the casino operating margin for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Casino revenues increased 15.4% to $31.5 million for the six months ended June 30, 2015 as compared to $27.3 million for the six months ended June 30, 2014 primarily due to a 19.5% increase in table games revenue and a 12.7% increase in slot revenue. Both increases are primarily a result of an increase in gaming patron visitation. Casino expenses increased 5.4% to $13.0 million for the six months ended June 30, 2015 as compared to $12.4 million for the six months ended June 30, 2014, primarily due to an increase in casino promotional spending. The casino operating margin increased to 58.6% for the six months ended June 30, 2015 as compared to 54.8% for the six months ended June 30, 2014 primarily due to the increase in casino revenues.

Food and Beverage. Food and beverage revenues increased 21.7% to $4.5 million for the three months ended June 30, 2015 as compared to $3.7 million for the same period in the prior year.  Further, food and beverage revenues increased 16.3% to $8.4 million for the six months ended June 30, 2015 as compared to $7.2 million for the same prior year period.  The increases in both the three and six month periods are primarily a result of increased visitor volume in our casual dining restaurants.  Food and beverage expenses increased 13.0% to $3.4 million for the three months ended June 30, 2015 as compared to the same period in the prior year, and expenses increased $0.7 million or 12.0% for the six months ended June 30, 2015 as compared to the same period prior year, primarily as a result of increased costs associated with increased revenues. The food and beverage operating margin increased to 25.0% and 22.9%, respectively, for the three and six months ended June 30, 2015 as compared to 19.2% and 20.0%, respectively, for the three and six months ended June 30, 2014 as a result of an increase in the number of patrons served, which was offset in part by an increase in food costs as a percentage of food revenue.

Room. The following table shows key information for hotel operations:

	Three Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014	Percent Change	June 30, 2015	June 30, 2014	Percent Change

Occupancy	94%	89%		93%	89%
Average daily rate	$92	$91	1.0%	$93	$91	2.0%
Revenue per available room	$89	$81	10.8%	$88	$81	9.0%

Room revenue includes income from hotel room and meeting space sales and spa revenue. Room revenues increased by 14.5% to $1.8 million for the three months ended June 30, 2015 as compared to $1.6 million for the prior year period. The increase in room revenues is attributable to more room nights sold and an increase in average daily rate.  Room revenues increased by 11.8% to $3.5 million for the six month ended June 30, 2015 as compared to the prior year period. The increase is primarily due to higher occupancy during non-peak periods and an increase in average daily rate. Room expenses increased by 11.2% and 9.6%, respectively, for the three and six months ended June 30, 2015 as compared to the prior year periods mainly due to increased payroll and laundry costs.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center and entertainment. Other revenues decreased by $0.1 million, or 9.1%, during the three months ended June 30, 2015 as compared to the same period in the prior year and decreased by 4.4% to $1.6 million during the six month ended June 30, 2015 as compared to the same period in the prior year, primarily due to reduced percentage of rent received from leased outlets and decreased sales in the gift shop. Other expenses increased by 3.3% and 2.5% for the three and six months ended June 30, 2015, respectively, as compared to the same period in the prior year due to an increase in salaries and wages in the call center.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by approximately 4.1% and 4.8% for the three and six months ended June 30, 2015, respectively, as compared to prior year periods due to an increase in SG&A salaries and wages.

Depreciation and Amortization. Depreciation and amortization increased by $0.1 million for the three months ended June 30, 2015 and by $0.2 million for the six months ended June 30, 2015, as compared to the prior year period, primarily due to incremental depreciation associated with 2015 and 2014 fixed asset additions.

Operating Income. As a result of the factors discussed above, operating income increased by approximately 97.9% and 90.5%, respectively, for the three and six months ended June 30, 2015 as compared to prior year periods.

Interest Expense. Our outstanding principal indebtedness at June 30, 2015, excluding unamortized debt discount of $6.4 million was approximately $49.3 million compared to approximately $60.8 million, excluding unamortized debt discount of $8.8 million as of June 30, 2014. Interest expense related to our Senior Secured Credit Facility approximated $0.9 million for the three months ended June 30, 2015.  The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest is payable in cash quarterly in arrears. The Company elected to begin paying cash interest effective June 30, 2014.  Interest expense increased by approximately $1.0 million for both the three and six months ended June 30, 2015 as compared to prior year periods mainly due to a reduction in the rate of interest offset by an increase in the amortization of the original issue discount as calculated under the effective interest rate method.

Net Income. As a result of the factors discussed above, net income for the three and six months ended June 30, 2015 was $1.0 million and $3.1 million compared to $0.4 million and $1.0 million for the three months ended June 30, 2014, respectively.

Liquidity and Capital Resources

Our cash flows are affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2015.  We expect to fund future capital expenditures for maintenance of the Casino through cash generated from our operating activities and we expect that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears.  Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014, the principal outstanding balance as of June 30, 2015 and 2014 was $48.5 million and $58.5 million, respectively.  The Company paid cash interest during for the three months ended June 30, 2015 of $0.9 million. There is currently no availability for borrowings under the Senior Secured Credit Facility. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which will be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee.

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

During the second quarter 2015, the Board of Managers authorized two $5 million principal payments on the Senior Secured Credit Facility which were paid on June 11, 2015 and June 30, 2015.  As a result of these payments, the Company recorded an adjustment during the second quarter of 2015 to increase interest expense by $0.7 million using the retrospective approach.  Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate been applied since inception.

Year Ending December 31, 2015

Our primary cash requirements for the remainder of 2015 are expected to include approximately $2.0 million for maintenance capital expenditures and $1.5 million for interest payments on indebtedness.  We do not expect to pay dividends to the Common Unit Holders in 2015.  We have no availability for borrowings under the Senior Secured Credit Facility and we had $9.8 million in cash and cash equivalents as of June 30, 2015. Approximately two thirds of our cash is used on the casino floor with the other one third reserved for other general purposes.

In addition, in March 2015, the Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions to the extent management believes the units are reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interest of unit holders.  No such unit repurchases took place during the six-months ended June 30, 2015.  The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions.

Six months ended June 30, 2015 and 2014

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended
	June 30,	June 30,
	2015	2014
Net cash provided by operating activities	$9,090	$3,993
Net cash used in investing activities	(3,172)	(685)
Net cash used in financing activities	(10,037)	(493)
Net (decrease) increase in cash and cash equivalents	$(4,119)	$2,815

For the six months ended June 30, 2015, net cash provided by operating activities was $9.1 million as compared to $4.0 million of cash used in operating activities for the six months ended June 30, 2014. The increase in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the six months ended June 30, 2015 and June 30, 2014, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the six months ended June 30, 2015 and June 30, 2014. There were no distributions to the Members during the six months ended June 30, 2015 and June 30, 2014.

Off Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2015, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2015, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: August 7, 2015	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary