Form 10-Q
period 2015-09-30
ALST Casino Holdco, LLC
filed 2015-11-06
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,137	$13,888
Receivables, net	950	1,237
Inventories	917	964
Prepaid gaming taxes	1,621	1,501
Prepaid expenses and other current assets	1,314	2,402
Total current assets	16,939	19,992
Property and equipment, net	63,316	63,043
Intangible assets, net	1,921	2,051
Other assets, net	4,409	5,092
Total assets	$86,585	$90,178

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$81	$76
Accounts payable	1,809	1,808
Accrued payroll and related	2,383	2,073
Accrued gaming and related	2,070	1,876
Accrued expenses and other current liabilities	626	428
Total current liabilities	6,969	6,261
Long-term debt, less current portion	43,153	51,223
Total liabilities	50,122	57,484
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated deficit	(816)	(4,585)
Total members’ equity	36,463	32,694
Total liabilities and members’ equity	$86,585	$90,178

The accompanying notes are an integral part of these condensed financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Casino	$15,311	$13,372	$46,803	$40,665
Food and beverage	4,125	3,471	12,538	10,707
Room	1,726	1,433	5,268	4,602
Other	934	788	2,574	2,503
Gross revenues	22,096	19,064	67,183	58,477
Promotional allowances	(1,707)	(1,384)	(5,291)	(4,569)
Net revenues	20,389	17,680	61,892	53,908

Operating costs and expenses:
Casino	6,588	6,092	19,609	18,442
Food and beverage	3,469	3,173	9,957	8,965
Room	809	728	2,355	2,138
Other	427	394	1,158	1,107
Selling, general and administrative	5,743	5,684	16,547	15,989
Depreciation and amortization	1,466	1,331	4,057	3,739
(Gain) on disposal of assets, net	—	—	(129)	(136)
Total operating costs and expenses	18,502	17,402	53,554	50,244
Operating income	1,887	278	8,338	3,664

Other expense:
Interest expense, net	(1,180)	(1,348)	(4,570)	(3,723)

Net income (loss)	$707	$(1,070)	$3,768	$(59)

The accompanying notes are an integral part of these financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$3,768	$(59)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,057	3,739
Gain on disposal of assets, net	(129)	(136)
Amortization of debt discount and debt issuance costs	2,068	(39)
Accrued interest - paid in kind	—	3,684
Changes in operating assets and liabilities:
Receivables, net	287	193
Inventories and prepaid expenses	959	(518)
Accounts payable	1	(1,111)
Accrued payroll and other current liabilities	702	809
Other, net	683	(45)
Net cash provided by operating activities	12,396	6,517
Cash flows from investing activities:
Capital expenditures	(4,200)	(1,729)
Proceeds from sale of property and equipment	129	145
Net cash used in investing activities	(4,071)	(1,584)
Cash flows from financing activities:
Principal payments on debt	(10,076)	(1,646)
Net (decrease) increase in cash and cash equivalents	(1,751)	3,287
Cash and cash equivalents, beginning of period	13,888	9,850
Cash and cash equivalents, end of period	$12,137	$13,137

Supplemental cash flow disclosure:
Cash paid for interest	$2,502	$963

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard for revenue recognition which requires entities to recognize revenue when it transfers promised goods or services to customers, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard supersedes the existing accounting guidance for revenue recognition, including industry-specific guidance, and amends certain accounting guidance for recognition of gains and losses on the transfer of non-financial assets. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017. Upon adoption, financial statement issuers may elect to apply the new standard either retrospectively to each prior reporting period presented, or using a modified retrospective approach by recognizing the cumulative effect of initial application and providing certain additional disclosures. Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s condensed consolidated financial statements in future periods.

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

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. Early adoption is permitted. Management is currently assessing the impact of the adoption of this accounting pronouncement on the Company’s condensed consolidated financial statements in future periods.

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

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Casino	$73	$127
Hotel	180	190
Other	737	949
	990	1,266
Allowance for doubtful accounts	(40)	(29)
Receivables, net	$950	$1,237

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%, cash interest at 6%), principal due November 1, 2018, net of unamortized discount at September 30, 2015 and December 31, 2014 of $6.0 million and $8.0 million, respectively (related party)	$42,559	$50,547
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	675	752
Long-term debt	43,234	51,299
Less current portion of long-term debt	(81)	(76)
Long-term debt, net	$43,153	$51,223

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014 in kind, and the $10 million pay down in the second quarter of 2015, the principal outstanding balance as of September 30, 2015 and 2014 was $48.5 million and $58.5 million, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We consider various performance measures in assessing financial condition and results of operations including fluctuations in revenues, expenses and margins as compared to prior periods and internal plans. Additionally, we measure changes in selling, general and administrative expenses as a percent of net revenues, which indicate management’s ability to control costs. We also evaluate our profitability based upon Adjusted EBITDA (see “- Results of Operations” for additional information), which represents earnings before interest, taxes, depreciation and amortization, restructuring and other charges and other non-recurring items, as applicable. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but these are the key indicators.

We are organized as a limited liability company and are not subject to federal income taxes. Accordingly, a provision for income taxes is not included in our condensed consolidated financial statements.

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income for the three and nine months ended September 30, 2015 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2015	2014	Change	2015	2014	Change
Net revenues	$20,389	$17,680	15.3%	$61,892	$53,908	14.8%

Adjusted EBITDA(a)	$3,353	$1,609	108.4%	$12,266	$7,267	68.8%
Less:
Depreciation and amortization	1,466	1,331	10.1%	4,057	3,739	8.5%
Gain on disposal of assets, net	—	—		(129)	(136)	-5.1%
Operating income	1,887	278	578.8%	8,338	3,664	127.6%
Interest expense, net	(1,180)	(1,348)	-12.5%	(4,570)	(3,723)	22.8%
Net income (loss)	$707	$(1,070)		$3,768	$(59)

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

The following table highlights the various sources of revenues and expenses for the three and nine months ended September 30, 2015 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change
Casino revenues	$15,311	$13,372	14.5%	$46,803	$40,655	15.1%
Casino expenses	6,588	6,092	8.1%	19,609	18,442	6.3%
Profit Margin	57.0%	54.4%		58.1%	54.6%

Food and beverage revenue	4,125	3,471	18.8%	12,538	10,707	17.1%
Food and beverage expenses	3,469	3,173	9.3%	9,957	8,965	11.1%
Profit Margin	15.9%	8.6%		20.6%	16.3%

Room revenue	1,726	1,433	20.4%	5,268	4,602	14.5%
Room expenses	809	728	11.1%	2,355	2,138	10.1%
Profit Margin	53.1%	49.2%		55.3%	53.5%

Other revenue	934	788	18.5%	2,574	2,503	2.8%
Other expenses	427	394	8.4%	1,158	1,107	4.6%
Profit Margin	54.3	50.0%		55.0%	55.8%

Selling, general and administrative expenses	5,743	5,684	1.0%	16,547	15,989	3.5%
Percent of net revenues	28.2%	32.1%		26.7%	29.7%

Casino. Casino revenues increased 14.5% to $15.3 million for the three months ended September 30, 2015 as compared to $13.4 million for the three months ended September 30, 2014. The $2.0 million increase in casino revenues is primarily due to an increase in slot revenue as a result of an increase in gaming patron visitation. Casino expenses increased 8.1% to $6.6 million for the three months ended September 30, 2015 as compared to $6.1 million for the three months ended September 30, 2014, primarily due to the increase in casino promotional spending. The net impact of these factors resulted in a 2.6 percentage point improvement in the casino operating margin for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Casino revenues increased 15.1% to $46.8 million for the nine months ended September 30, 2015 as compared to $40.7 million for the nine months ended September 30, 2014 primarily due to an 11.0% increase in table games revenue and a 15.3% increase in slot revenue. Both increases are primarily a result of an increase in gaming patron visitation. Casino expenses increased 6.3% to $19.6 million for the nine months ended September 30, 2015 as compared to $18.4 million for the nine months ended September 30, 2014, primarily due to an increase in casino promotional spending. The casino operating margin increased to 58.1% for the nine months ended September 30, 2015 as compared to 54.6% for the nine months ended September 30, 2014 primarily due to the increase in casino revenues.

Food and Beverage. Food and beverage revenues increased 18.8% to $4.1 million for the three months ended September 30, 2015 as compared to $3.5 million for the same period in the prior year.  Further, food and beverage revenues increased 17.1% to $12.5 million for the nine months ended September 30, 2015 as compared to $10.7 million for the same prior year period.  The increases in both the three and nine month periods are primarily a result of increased visitor volume in our casual dining restaurants.  Food and beverage expenses increased 9.3% to $3.5 million for the three months ended September 30, 2015 as compared to the same period in the prior year, and expenses increased $1.0 million or 11.1% for the nine months ended September 30, 2015 as compared to the same period prior year, primarily as a result of increased costs associated with increased revenues. The food and beverage operating margin increased to 15.9% and 20.6%, respectively, for the three and nine months ended September 30, 2015 as compared to 8.6% and 16.3%, respectively, for the three and nine months ended September 30, 2014 as a result of an increase in the number of patrons served, which was offset in part by an increase in food costs as a percentage of food revenue.

Room. The following table shows key information for hotel operations:

	Three Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014	Percent Change	September 30, 2015	September 30, 2014	Percent Change

Occupancy	92%	80%		92%	87%
Average daily rate	$90	$85	5.8%	$92	$89	3.2%
Revenue per available room	$83	$72	15.6%	$86	$78	10.8%

Room revenue includes income from hotel room, meeting space sales and spa revenue. Room revenues increased by 20.4% to $1.7 million and 14.5% to $5.3 million for the three and nine months ended September 30, 2015 as compared to $1.4 million and $4.6 million for the same prior year periods. The increase is primarily due to higher occupancy during non-peak periods and an increase in average daily rate.  Room expenses increased by 11.1% and 10.1%, respectively, for the three and nine months ended September 30, 2015 as compared to the prior year periods mainly due to increased payroll and laundry costs.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center and entertainment. Other revenues increased by $0.1 million, or 18.7%, during the three months ended September 30, 2015 as compared to the same period in the prior year and increased by 2.8% to $2.6 million during the nine month ended September 30, 2015 as compared to the same period in the prior year, primarily as a result of an increase in entertainment revenue and an increased percentage rent received from leased outlets. Other expenses increased by 8.4% and 4.6% for the three and nine months ended September 30, 2015, respectively, as compared to the same period in the prior year due to an increase in salaries and wages in the call center.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by approximately 1.0% and 3.5% for the three and nine months ended September 30, 2015, respectively, as compared to prior year periods due to an increase in SG&A salaries, wages, and incentive payment accruals.

Depreciation and Amortization. Depreciation and amortization increased by $0.1 million for the three months ended September 30, 2015 and by $0.3 million for the nine months ended September 30, 2015, as compared to the prior year period, primarily due to incremental depreciation associated with 2015 and 2014 fixed asset additions.

Operating Income. As a result of the factors discussed above, operating income increased by approximately 578.8% and 127.6%, respectively, for the three and nine months ended September 30, 2015 as compared to prior year periods.

Interest Expense. Our outstanding principal indebtedness at September 30, 2015, excluding unamortized debt discount of $6.0 million was approximately $49.2 million compared to approximately $60.6 million, excluding unamortized debt discount of $8.4 million as of September 30, 2014. Interest expense related to our Senior Secured Credit Facility approximated $0.7 million for the three months ended September 30, 2015.  The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest is payable in cash quarterly in arrears. The Company elected to begin paying cash interest effective June 30, 2014.  Interest expense decreased by approximately $0.2 million for three months ended September 30, 2015 as compared to prior year period mainly due to a reduction in the principal of the Senior Secured Loan.  Interest expense increased by $0.9 million for the nine months ended September 30, 2015 as compared to prior year period mainly due to a reduction in the rate of interest offset by an increase in the amortization of the original issue discount as calculated under the effective interest rate method.

Net Income (Loss). As a result of the factors discussed above, net income for the three and nine months ended September 30, 2015 was $0.7 million and $3.8 million, respectively, compared to a loss of $1.1 million and $0.06 million for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

Our cash flows are affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2015.  We expect to fund future capital expenditures for maintenance of the Casino through cash generated from our operating activities and we expect that we will generate sufficient income and liquidity to meet all of our operating requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears.  Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014.  As a result of accruing interest through June 30, 2014, the principal outstanding balance as of September 30, 2015 and 2014 was $48.5 million and $58.5 million, respectively.  The Company paid cash interest during for the three months ended September 30, 2015 of $0.7 million. There is currently no availability for borrowings under the Senior Secured Credit Facility. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which will be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee.

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

Year Ending December 31, 2015

Our primary cash requirements for the remainder of 2015 are expected to include approximately $1.1 million for maintenance capital expenditures and $0.7 million for interest payments on indebtedness.  We do not expect to pay dividends to the Common Unit Holders in 2015.  We have no availability for borrowings under the Senior Secured Credit Facility and we had $12.1 million in cash and cash equivalents as of September 30, 2015. Approximately one third of our cash is used on the casino floor with the other two thirds reserved for other general purposes.

In addition, in March 2015, the Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions to the extent management believes the units are reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interest of unit holders.  No such unit repurchases took place during the nine months ended September 30, 2015.  The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions.

Nine months ended September 30, 2015 and 2014

The following table summarizes our historical cash flows (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Net cash provided by operating activities	$12,396	$6,517
Net cash used in investing activities	(4,071)	(1,584)
Net cash used in financing activities	(10,076)	(1,646)
Net (decrease) increase in cash and cash equivalents	$(1,751)	$3,287

For the nine months ended September 30, 2015, net cash provided by operating activities was $12.4 million as compared to $6.5 million of cash used in operating activities for the nine months ended September 30, 2014. The increase in cash flows from operating activities is primarily the result of changes in net working capital and net income. For the nine months ended September 30, 2015 and September 30, 2014, cash used in investing activities consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the nine months ended September 30, 2015 and September 30, 2014. There were no distributions to the Members during the nine months ended September 30, 2015 and September 30, 2014.

Off Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of September 30, 2015, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2015, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 27, 2015.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: November 6, 2015	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary