Form 10-K
period 2015-12-31
ALST Casino Holdco, LLC
filed 2016-03-28
CIK 1527705

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting common stock held by non-affiliates (all other persons other than executive officers or directors) of the registrant as of December 31, 2015 was $0.

As of March 28, 2016, there were 432,213 units outstanding of the registrant’s common units.

Documents Incorporated by Reference

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Such statements contain words such as “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “may,” “will,” “might,” “should,” “could,” “would,” “seeks,” “pursues,” and “anticipates” or the negative or other variation of these or similar words, or may include discussions of strategy or risks and uncertainties. Forward-looking statements in this Annual Report on Form 10-K include, among other things, statements concerning:

●	projections of future results of operations or financial condition;

●	expectations regarding our business and results of operations;

●	expenses and our ability to operate efficiently;

●	expectations regarding trends that will affect our market and the gaming industry generally and the impact of those trends on our business and results of operations;

●	our ability to comply with the covenants in the agreements governing our outstanding indebtedness;

●	our ability to refinance our outstanding indebtedness;

●	our ability to meet our projected debt service obligations, operating expenses and maintenance capital expenditures;

●	expectations regarding the availability of capital resources; and

●	the impact of regulation on our business and our ability to maintain necessary approvals for our property.

Any forward-looking statement is based upon a number of estimates and assumptions that, while considered reasonable by us, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and are subject to change. Actual results of operations may vary materially from any forward-looking statement made herein. Forward-looking statements should not be regarded as a representation by us or any other person that the forward-looking statements will be achieved. Undue reliance should not be placed on any forward-looking statements. Some of the contingencies and uncertainties to which any forward-looking statement contained herein is subject include, but are not limited to, the following:

●	the effects of intense competition that exists in the gaming industry;

●	the risk that new gaming licenses or gaming activities, such as internet gaming, are approved and result in additional competition and our ability to respond to such competition;

●	the risk that we are dependent on one property for all of our cash flow;

●

the impact of extensive regulation from gaming and other government authorities on our ability to operate our business and the risk that regulatory authorities may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines or take other actions that adversely affect us;

●	risks associated with changes to applicable gaming and tax laws could have a material adverse effect on our financial condition; and

●

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

Background

As a result of macroeconomic conditions, including the economic downturn in the Las Vegas area and low consumer confidence levels generally commencing in 2007, Aliante Gaming’s results of operations were adversely affected causing Aliante Gaming to default under its $430.0 million credit facility (“Previous Facility”) and its International Swaps and Derivatives Association Master Agreement (the “Swap Agreement” and with the Previous Facility the “Previous Debt Instruments”). On April 12, 2011, Aliante Gaming, together with other affiliates filed voluntary petitions for relief under Chapter 11 of the Code, in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”). On May 20, 2011, Aliante Gaming and certain affiliates filed with the Bankruptcy Court a plan of reorganization (the “Plan”) to restructure the equity and debt of Aliante Gaming. Pursuant to the Plan, on the Effective Date, (i) 100% of the equity interests in Aliante Gaming previously held by its parent corporation were cancelled and ceased to be outstanding, (ii) each lender (the “Lenders”) under the Previous Debt Instruments received, in full satisfaction of its claims against Aliante Gaming arising under the Previous Debt Instruments, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”)and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Debt Instruments were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. The Lenders contributed their pro rata share of the New Aliante Equity to us in connection with our formation on May 11, 2011.

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

The Casino features a full-service Scottsdale-modern, desert-inspired casino and resort with approximately 82,000 square feet of gaming space, 202 hotel rooms including suites, 1,838 slot machines, 38 gaming tables, and a 200-seat bingo room. The ultra-modern 170-seat race and sports book rivals any in Las Vegas and also includes a sports bar and viewing patio. Non-gaming amenities include a 16-screen movie theater complex, a 650-seat showroom, an entertainment lounge, a spa and a resort style pool with cabanas.

The Casino can accommodate both large groups and intimate gatherings in its 14,000-square feet of event and banquet space divided among four ballrooms and six meeting and conference rooms. The Casino’s six full-service restaurants include MRKT Sea & Land, Bistro 57, The Salted Lime, TGI Friday’s, Medley Buffet and the Farm, a 24 hour cafe. The Casino also offers a Starbucks coffee outlet and a variety of fast-food outlets to enhance the dining selection of our customers.

Operating Strategy

The Casino caters primarily to North Las Vegas residents. Our operating strategy emphasizes attracting and retaining customers from the local and repeat visitor markets. We attract customers through:

●	innovative, frequent and high-profile promotional programs directed towards the local market;

●	focused marketing efforts and a convenient location;

●	aggressive marketing to the repeat visitor market; and

●	the development of strong relationships with specifically targeted travel wholesalers in addition to convention business.

Although perceived value will initially attract a customer to the Casino, actual value generates customer satisfaction and loyalty. We believe that actual value becomes apparent during the customer’s visit through an enjoyable, affordable and high-quality entertainment experience.

Provide a High-Value Experience

Because we target the repeat customer, we are committed to providing a high-value entertainment experience for our customers in the restaurants, hotel, casino and other entertainment amenities, which include movie theaters and a resort-like pool facility. In addition, we believe the value offered by our restaurants is a major factor in attracting local gaming customers, as dining is a primary motivation for casino visits by many locals. Through our restaurants, each of which has a distinct style of cuisine, the Casino offers generous portions of high-quality food at reasonable prices. In addition, our operating strategy focuses on slot and video poker machine play. Our target market consists of frequent gaming patrons who seek a friendly atmosphere and convenience. Because locals and repeat visitors demand variety and quality in their slot and video poker machine play, the Casino strives to offer the latest in slot and video poker technology.

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

Our player loyalty program, the Aliante Players Club, allows participants to redeem points earned from their gaming activity at the Casino for complimentary slot play, food, beverages, hotel rooms, spa treatments, movie passes, entertainment tickets or merchandise from the gift shop. Under the player loyalty program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Aliante Players Club.

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

We use the “ALIANTE” mark pursuant to a license agreement, dated January 6, 2006, with North Valley Enterprises, LLC (“North Valley”) (an affiliate of GC Aliante). Under the agreement, North Valley grants us a non-exclusive, non-transferable, non-sublicensable, royalty-free license to use certain Marks owned by North Valley in connection with the Casino. The license agreement is perpetual, provided that North Valley may terminate the license if we fail to meet the quality standards applicable to the use of the Marks and fail to cure any such failure within thirty days. The license provides that North Valley will own all right, title and interest in any derivative Marks consisting of “ALIANTE” (or another Mark licensed by North Valley under the agreement). If we are required to cease and desist using the “ALIANTE” mark or any derivative Marks for any reason, we may be unable to obtain a license to use such Marks on favorable terms, or at all.

Seasonality

Our cash flows from operating activities are seasonal in nature. Our operating results are traditionally the strongest in the first quarter and the fourth quarter, and traditionally the weakest during the third quarter.

Competition

We face competition from all the 166 non-restricted gaming locations in Clark County, Nevada and more specifically from the 11 non-restricted gaming locations, as well as the restricted gaming locations (locations with 15 or fewer slot machines) in the North Las Vegas area. We compete with other gaming locations by focusing on repeat customers and attracting these customers through innovative marketing programs. Our value-oriented, high-quality approach is designed to generate repeat business. The Casino is strategically located and designed to permit convenient access and ample parking, which are critical factors in attracting local visitors and repeat patrons.

We also compete for local gaming customers with other locals-oriented casino-hotels in Las Vegas and Henderson, Nevada. We believe that these properties compete on the basis of the desirability of location and gaming product, personalized service, casino promotions, comfort and value of restaurants and hotel rooms and the variety and value of entertainment offerings. The construction of new casinos or the expansion of existing casinos near the Casino could have a negative impact on our casino operations.

To a lesser extent, we compete with gaming operations in other parts of the state of Nevada, such as Mesquite, Laughlin, Reno and Lake Tahoe, and other gaming markets throughout the United States and in other parts of the world; with state sponsored lotteries; on-and-off-track wagering on horse and other races; card rooms; online gaming and other forms of legalized gambling. The gaming industry also includes land-based casinos, dockside casinos, riverboat casinos, racetracks with slots and casinos located on Native American land. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than we do. Several states are currently considering legalizing casino gaming in designated areas. Legalized casino gaming in such states and on Native American land could result in increased competition and could adversely affect our operations, particularly to the extent that such gaming is conducted in areas close to our operations.

Regulation and Licensing

The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”), and various local regulations. We are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Gaming Commission”), the Nevada State Gaming Control Board (the “Gaming Board”), the Clark County Liquor and Gaming Licensing Board (the “Clark County Board”), the City of North Las Vegas and other local regulatory authorities (collectively, the “Gaming Authorities”). The laws, regulations and supervisory procedures of the Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:

●	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

●	the establishment and maintenance of responsible accounting practices and procedures;

●

the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Gaming Authorities;

●	the prevention of cheating and fraudulent practices; and

●	providing a source of state and local revenues through taxation and licensing fees.

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

The Company is required to submit detailed financial and operating reports to the Gaming Authorities. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to the Gaming Authorities and may require their approval.

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

Any beneficial holder of the Company’s membership units, regardless of the number of units owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of the Company’s equity securities determined if the Gaming Commission has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada. If such beneficial holder, who must be found suitable, is a corporation, partnership, trust or other form of business organization, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Gaming Authorities in connection with conducting such investigation.

Moreover, given that the Company is a registered public company under the Nevada Act any person who acquires more than 5% of the Company’s voting securities must be reported to the Gaming Commission. The Nevada Act requires beneficial owners of more than 10% of a registered public company’s voting securities apply to the Gaming Commission for a finding of suitability within 30 days after the Chairman of the Gaming Board mails the written notice requiring such filing. However, an “institutional investor,” as defined in the Nevada Act, that acquires more than 10%, but not more than 25%, of a registered public company’s voting securities (and if any such voting securities were acquired other than through a debt restructuring) may apply to the Gaming Commission for a waiver of a finding of suitability if that institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may hold more than 25%, but not more than 29%, of a registered public company’s voting securities and maintain its waiver if the additional ownership results from equity repurchase by such registered company. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors or managers of the registered public company, any change in the corporate charter, bylaws, management, policies or operations of the registered public company, or any of its gaming affiliates or any other action which the Gaming Commission finds to be inconsistent with holding such registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

●	voting on all matters voted on by equity holders;

●	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

●	other activities as the Gaming Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Gaming Commission or by the Chairman of the Gaming Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any equity holder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the equity of a registered public company beyond the period of time as may be prescribed by the Gaming Commission may be guilty of a criminal offense. The Company may become subject to disciplinary action if, after receipt of notice that a person is unsuitable to be an equity holder or to have any other relationship with the Company or Aliante Gaming, the Company:

●	pays that person any dividend or interest upon voting securities;

●	allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

●	pays remuneration in any form to that person for services rendered or otherwise; or

●	fails to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value.

We are required to disclose to the Gaming Board and the Gaming Commission the identities of all holders of our debt securities. The Gaming Commission may, in its discretion, require the holder of any debt or similar security of a registered public company to file applications, be investigated and be found suitable to own the debt or other security of such a registered company. If the Gaming Commission determines that a person is unsuitable to own the security, then pursuant to Nevada law, the registered public company can be sanctioned, including the loss of its approvals, if without the prior approval of the Gaming Commission, it:

●	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

●	recognizes any voting right by the unsuitable person in connection with debt securities;

●	pays the unsuitable person remuneration in any form; or

●	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada, Clark County and City of North Las Vegas. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

●	a percentage of the gross revenues received;

●	the number of gaming devices operated; or

●	the number of table games operated.

In addition, the Company pays live entertainment tax on admission fees for live entertainment provided at the property.

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

Employees

As of February 12, 2016, the Company and its subsidiary, Aliante Gaming, had 782 full time equivalent employees. Aliante Gaming is not currently subject to any collective bargaining agreement or similar arrangement with any union. However, union activists have actively sought to organize employees at the Casino in the past, and we believe that such efforts are ongoing at this time.

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

Risks Related to Our Business

Any economic downturn may be protracted in our key market and may continue to negatively impact our revenues and other operating results.

We draw a substantial number of customers from the Las Vegas valley, as well as certain geographic areas, including Southern California, Arizona and Utah. The economies of these areas have been and may continue to be, negatively impacted due to a number of factors, including the credit crisis and a decrease in consumer confidence levels. These areas, especially Las Vegas, had recently experienced a severe economic downturn and adverse conditions in the local markets that negatively affected the Casino’s operations, and may continue to negatively affect our operations in the future.

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

Consumer demand for the offerings of a casino hotel property such as ours is sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions and customer confidence in the economy, unemployment, the uncertainty and distress in the housing and credit markets, the impact of high energy, fuel, food and healthcare costs, the potential for bank failures, perceived or actual changes in disposable consumer income and wealth, taxes, effects or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer and materially and adversely affect our business and results of operations.

        Our casinos draw customers from the Las Vegas metropolitan area, as well as nearby geographic areas, including Southern California, Arizona and Utah. While the economies of these areas have shown significant recovery, we are unable to determine the sustainability or strength of the recovery. In addition, the overall economic outlook and residential real estate market in the United States, and in particular Las Vegas, remain uncertain and our target markets, in particular Las Vegas, continue to experience significantly higher rates of unemployment than the national average. The economic downturn and adverse conditions previously experienced in our target markets and in the United States generally resulted in a significant decline in spending in Las Vegas, which negatively affected our results of operations. Any slowing of the recovery or a return to an economic downturn would further negatively affect our results of operations.

We have limited liquidity and capital resources and may not be able to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures.

We have a limited amount of cash and we do not have a credit facility upon which to draw funds. We generated cash from operations of $18.9 million for the year ended December 31, 2015. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements, interest payments and capital expenditures for 2016. However, we cannot assure that we will generate sufficient income and liquidity to meet all of our liquidity requirements and other obligations. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, and in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

On March 4, 2016, the Company secured a commitment from Wells Fargo Bank, National Association (“Wells Fargo”), subject to certain conditions, including, but not limited to, completing the loan documents, for a reducing Revolving Credit Facility (“Revolving Credit Facility”) in the initial principal amount of up to $50.0 million, with three options to increase the principal amount of the Revolving Credit Facility in an aggregate principal amount of up to $20.0 million for each option.  No assurance can be given that the Company and Wells Fargo will complete the loan documents for the Revolving Credit Facility.

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

We do not have material assets or operations other than the Casino and, therefore, we are entirely dependent upon the Casino for all of our cash flow. As a result, we are subject to a greater degree of risk than companies with multiple properties. The risks to which we have a greater degree of exposure include, but are not limited to:

●	global and local economic and competitive conditions;

●	changes in local and state governmental laws and regulations;

●	natural and other disasters and terrorism; and

●	the outbreak of an infectious disease.

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

The Casino uses significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, the substantial increases in the cost of electricity, natural gas and gasoline in the United States in general, and in Southern Nevada in particular, may negatively affect our operating results. In addition, energy price increases in such areas could result in a decline in disposable income of potential customers and a corresponding decrease in visitation and spending at the Casino, which could negatively impact revenues.

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

The gaming industry is highly competitive. We compete for local gaming customers with other locals-oriented casino-hotels in the vicinity of the Casino. If our competitors operate more successfully or if additional competitors are established in and around the locations in which we conduct business, we may lose market share. There can be no assurance that we will be successful in retaining the loyalty of shared customers, nor is there any assurance that we will be successful in competing for other locals-oriented casino customers.

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

Risks Related to Our Indebtedness

We have significant indebtedness.

As of December 31, 2015, we had $49.2 million in outstanding principal amount of debt which includes $48.5 million in outstanding principal under the Senior Secured Credit Agreement. We have no ability to draw on the Senior Secured Credit Facility. Our substantial indebtedness could:

●	make it more difficult to satisfy obligations with respect to the instruments governing our outstanding indebtedness;

●	increase vulnerability to general adverse economic and industry conditions;

●

require us to dedicate a substantial portion of cash flow from operations to debt service, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

●	limit flexibility in planning for, or reacting to, competitive pressures and changes in the business and the industry in which we operate;

●	place us at a competitive disadvantage compared to our competitors that have less debt; and

●	limit, among other things, our ability to borrow additional funds.

Our Senior Secured Credit Agreement imposes restrictive covenants on us that will limit our flexibility in operating our business and may adversely affect our ability to compete or engage in favorable business or financing activities.

Our Senior Secured Credit Agreement has covenants that impose operational and financial restrictions on the Company and our subsidiary, Aliante Gaming. Pursuant to the Senior Secured Credit Facility, we are required to be a passive holding company and our actions will be limited to, among other things, owning the equity interests of Aliante Gaming, maintaining our legal existence as a public company, participating in administrative matters and performing our obligations in connection with the Senior Secured Credit Facility and other agreements entered into in connection therewith. In addition, the Senior Secured Credit Facility imposes various restrictions on Aliante Gaming and any future subsidiaries, including, among other restrictions, limitations on the ability to:

●	incur additional debt;

●	make payments on subordinated obligations;

●	make distributions and repurchase equity;

●	make investments;

●	grant liens on our property to secure debt;

●	enter into certain transactions with affiliates;

●	sell assets or enter into mergers or consolidations;

●	sell equity interests in subsidiaries;

●	create dividend and other payment restrictions affecting subsidiaries; and

●	change the nature of our line of business.

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

On March 4, 2016, the Company secured a commitment from Wells Fargo, subject to certain conditions, including, but not limited to, completing the loan documents, for a Revolving Credit Facility in the initial principal amount of up to $50.0 million, with three options to increase the principal amount of the Revolving Credit Facility in an aggregate principal amount of up to $20.0 million for each option.  No assurance can be given that the Company and Wells Fargo will complete the loan documents for the Revolving Credit Facility.

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

Our Board of Managers authorized on March 25, 2015 a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in private negotiated transactions. Our unit repurchase program could require the use of a significant portion of our available cash or our cash flow from operations. Accordingly, the unit repurchase program will be dependent upon factors such as levels of cash generation from operations, cash requirements for capital projects and economic and market conditions. No repurchases have been made under the repurchase program as of December 31, 2015. The Senior Secured Credit Facility also restricts our ability to repurchase units.

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

Holders

As of March 28, 2016, there were 12 holders of record of our Common Units.

Dividends

There were no dividends paid during the years ended December 31, 2015 and 2014. We did not make, and do not anticipate paying in the foreseeable future, any dividends on our Common Units. Our Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions. The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions. No repurchases have been made under the repurchase program as of December 31, 2015. The Senior Secured Credit Facility restricts our ability to declare or make distributions on our Common Units, including, but not limited to, our ability to repurchase units.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans is included under “Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Issuer Purchases of Equity Securities

There were no purchases of our Common Units made by, or on behalf of us during the year ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

On November 1, 2011, Aliante Gaming, the owner and operator of the Casino, became our wholly owned subsidiary pursuant to the Plan. Prior to November 1, 2011, we conducted no operations and had no material assets or liabilities. As a result, the following selected financial data presents our financial results as of and for the years ended December 31, 2015, 2014, 2013 and 2012, the period from November 1, 2011 through December 31, 2011 (the “Successor Period”) and for the Predecessor, Aliante Gaming, for the period from January 1, 2011 through October 31, 2011. The historical financial results for the Predecessor are not comparable to our current financial condition or our future results of operations following November 1, 2011 due to the adoption of fresh-start reporting in accordance with ASC Topic 852. The selected financial data presented below have been derived from our and the Predecessor’s financial statements which are contained elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements, the notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K.

	Successor					Predecessor
					Period from	Period from
					November 1, 2011	January 1, 2011
					Through	Through
	Year Ended December 31,				December 31,	October 31,
(in thousands)	2015	2014	2013	2012	2011	2011
Income statement data:
Revenues:
Casino	$63,630	$55,483	$47,476	$53,939	$9,704	$43,197
Other	27,737	24,163	21,341	22,380	4,110	18,818
Gross revenues	91,367	79,646	68,817	76,319	13,814	62,015
Promotional allowances	(7,210)	(6,257)	(4,735)	(5,638)	(950)	(4,523)
Net revenues	84,157	73,389	64,082	70,681	12,864	57,492

Operating costs and expenses:
Casino	26,645	25,000	22,699	22,854	3,961	19,244
Other	18,194	16,626	15,510	13,495	2,435	11,006
Selling, general and administrative	22,189	21,618	21,387	25,678	4,356	18,799
Depreciation and amortization	5,368	4,999	4,662	3,208	522	3,901
Management fees	—	—	—	1,516	377	1,496
Preopening expenses	—	—	—	—	—	34
Restructuring and other charges (a)	—	—	—	—	—	2,550
(Gain) on disposal of assets, net	(125)	(136)	(177)	7	—	—
Total operating costs and expenses	72,271	68,107	64,081	66,758	11,651	57,030
Operating income	11,886	5,282	1	3,923	1,213	462
Interest expense, net	(5,741)	(5,055)	(5,262)	(4,047)	(640)	(8,502)
Income (loss) before reorganization items	6,145	227	(5,261)	(124)	573	(8,040)
Reorganization items, net (b)	—	—	—	—	—	373,039
Net income (loss)	$6,145	$227	$(5,261)	$(124)	$573	$364,999

Balance sheet data (as of period end)
Total assets	$91,956	$90,178	$87,929	$90,928	$89,038
Long-term debt, including current portion	43,652	51,299	50,216	46,107	43,201
Member’s equity	38,839	32,694	32,467	37,728	37,827

(a)

Restructuring and other charges are comprised of expenses related to the evaluation of financial and strategic alternatives and include legal, consulting and other professional services associated with the Predecessor’s reorganization efforts prior to the Petition Date, including preparation for the bankruptcy filing.

(b)

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

On November 1, 2011, we entered into the Senior Secured Credit Facility, as further described under “- Liquidity and Capital Resources.” In addition, on November 1, 2011, 100% of the outstanding equity interests of Aliante Gaming, which were previously owned by Aliante Holding, were cancelled, and new equity of Aliante Gaming, as reorganized, was issued to the Lenders. The Lenders contributed 100% of the new equity interests in Aliante Gaming to the Company in consideration for the issuance of the Senior Secured Loans under the Senior Secured Credit Facility and 100% of the Company’s Common Units.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income (loss) for the years ended 2015, 2014 and 2013 (in thousands, except percentages):

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2015	2014	Change	2013	Change
Net revenues	$84,157	$73,389	14.7%	$64,082	14.5%
Adjusted EBITDA (a)	$17,129	$10,145	68.8%	$4,486	126.1%
Less:
Depreciation and amortization	5,368	4,999	7.4%	4,662	7.2%
(Gain) loss on disposal of assets, net	(125)	(136)	(7.7)%	(177)	(23.4)%
Operating income	11,886	5,282	125.0%	1	n/m %
Interest expense, net	(5,741)	(5,055)	13.6%	(5,262)	(3.9)%
Net income (loss)	$6,145	$227	2,608.3%	$(5,261)	104.3%

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

The following table highlights the various sources of revenues and expenses for the years ended 2015, 2014 and 2013 as compared to the prior year (in thousands, except percentages):

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2015	2014	Change	2013	Change
Casino revenues	$63,630	$55,483	14.7%	$47,476	16.9%
Casino expenses	26,645	25,000	6.6%	22,699	10.1%
Margin	58.1%	54.9%		52.2%

Food and Beverage revenue	$17,144	$14,794	15.9%	$12,927	14.4%
Food and Beverage expenses	13,523	12,285	10.1%	11,566	6.2%
Margin	21.1%	17.0%		10.5%

Room revenue	$7,100	$6,086	16.7%	$5,274	15.4%
Room expenses	3,144	2,862	9.9%	2,505	14.3%
Margin	55.7%	53.0%		52.5%

Other revenue	$3,493	$3,283	6.4%	$3,140	4.6%
Other expenses	1,527	1,479	3.2%	1,439	2.8%
Margin	56.3%	54.9%		54.2%

Selling, general and administrative expenses	$22,189	$21,618	2.6%	$21,387	1.1%
Percent of net revenues	26.4%	29.5%		33.4%

Casino.

Casino revenues increased 14.7% to $63.6 million for the year ended December 31, 2015, as compared to $55.5 million for the year ended December 31, 2014, primarily due to an increase in slot revenue as a result of an increase in gaming patron visitation and spend per visit. Casino expenses increased 6.6% to $26.6 million for the year ended December 31, 2015, as compared to $25.0 million for the year ended December 31, 2014, primarily due to the increase in promotional spending that drove the increase in slot revenue. The net impact of these factors resulted in a 3.2 percentage point improvement in the casino operating margin for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Casino revenues increased 16.9% to $55.5 million for the year ended December 31, 2014, as compared to $47.5 million for the year ended December 31, 2013, primarily due to an increase in slot revenue. Casino expenses increased 10.1% to $25.0 million for the year ended December 31, 2013 primarily due to an increase in casino promotional spending. The casino operating margin increased to 54.9% for the year ended December 31, 2014 as compared to 52.2% for the year ended December 31, 2013 primarily due to the increase in casino revenues.

Food and Beverage.

Food and beverage revenues increased 15.9% to $17.1 million for the year ended December 31, 2015, as compared to $14.8 million for the year ended December 31, 2014, primarily as a result of increased visitor volume in our casual dining restaurants. Food and beverage expenses increased 10.1% to $13.5 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily as a result of increased food costs associated with increased sales. The net impact of these factors resulted in a 4.1 percentage point improvement in the food and beverage operating margin for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

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

Room. The following table shows key information about hotel operations:

	Year Ended	Year Ended		Year Ended
	December 31,	December 31,	Percent	December 31,	Percent
	2015	2014	Change	2013	Change

Occupancy	92%	87%		82%

Average daily rate	$93	$89	5.0%	$86	2.9%

Revenue per available room	$86	$76	13.3%	$71	9.1%

Room revenue includes income from hotel room sales, meeting room rentals and revenue from spa operations. Room revenues increased by 16.7% to $7.1 million for the year ended December 31, 2015 as compared to $6.1 million for the year ended December 31, 2014. The increase in room revenues is attributable to more room nights sold and an increase in average daily rate. Room expenses increased by 9.9% to $3.1 million for the year ended December 31, 2015 as compared to $2.9 million for the year ended December 31, 2014 mainly due to increased wages and laundry costs associated with increased occupancy.

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

Other Revenues and Expenses

Other revenues primarily include income from leased outlets, the gift shop, the call center and entertainment. Other revenues increased by $0.2 million, or 6.4%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to an increase in entertainment revenue and increased percentage rent received from leased outlets. Other expenses increased by 3.2% for the year ended December 31, 2015 as compared to the year ended December 31, 2014 mainly due to an increase in salaries and wages in the call center.

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

Selling, General and Administrative (“SG&A”).

SG&A expenses increased by approximately 2.6% for the year ended December 31, 2015, as compared to prior year due to an increase in SG&A salaries, wages, and incentive payment accruals. SG&A expenses remained relatively flat for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Adjusted EBITDA.

Adjusted EBITDA increased 68.8% to $17.1 million for the year ended December 31, 2015 as compared to December 31, 2014, and increased 126.1% to $10.1 million for the year ended December 31, 2014 as compared to December 31, 2013, as a result of the factors discussed above for casino, food and beverage, room, other revenues and expenses and SG&A.

Depreciation and Amortization.

Depreciation and amortization increased 7.4% to $5.4 million for the year ended December 31, 2015, as compared to $5.0 million for the year ended December 31, 2014 as a result of additional depreciation of 2015 capital expenditures.

Operating Income.

As a result of the factors discussed above, the operating income for the year ended December 31, 2015 was $11.9 million as compared to $5.3 million for the year ended December 31, 2014.

Interest Expense.

Our outstanding principal indebtedness at December 31, 2015, excluding unamortized debt discount of $5.6 million was approximately $49.2 million compared to approximately $59.3 million, excluding unamortized debt discount of $8.0 million as of December 31, 2014. Interest expense related to our Senior Secured Credit Facility approximated $3.2 million for the year ended December 31, 2015. Also included in interest expense is a $2.4 million charge for the amortization of debt discount. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The Company elected to begin paying cash interest effective June 30, 2014.  The Company paid $3.2 million in cash interest related to the Senior Secured Credit Facility during the year-ended December 31, 2015. Interest expense decreased by approximately $207,000 for the year ended 2013 as compared to the year ended 2014 mainly due to interest expense not being added to the outstanding principle balance of the Senior Secured Debt and the interest rate decreasing from 10% per annum to 6% per annum effective June 30, 2014.

Net Income (Loss).

As a result of the factors discussed above, net income was $6.1 million for the year ended December 31, 2015 as compared to net income of $0.2 million for the year ended December 31, 2014.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash and cash flows from our operations will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2016, see “Risk Factors — We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures.” We expect to fund future capital expenditures for maintenance of the Casino through cash generated from our operating activities and we expect that we will generate sufficient income and liquidity to meet all of our operating cash requirements. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014. As a result of accruing interest in kind through June 30, 2014, and the $10 million pay down in the second quarter of 2015, the principal outstanding balance as of December 31, 2015 and December 31, 2014 was $48.5 million and $58.5 million, respectively. The Company paid cash interest during the year ended December 31, 2015 of $3.2 million. There is currently no availability for borrowings under the Senior Secured Credit Facility. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which will be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee.

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

During the second quarter 2015, the Board of Managers authorized two optional $5 million principal payments on the Senior Secured Credit Facility which were paid on June 11, 2015 and June 30, 2015. As a result of these payments, the Company recorded an adjustment during the second quarter of 2015 to increase interest expense by $0.7 million using the retrospective approach.    Under the retrospective approach, a new effective interest rate is computed to reflect the modified estimated cash flows as if such modified cash flows were known at inception. The carrying amount is adjusted to reflect the amount that would have been presented had the adjusted effective rate been applied since inception.

On March 4, 2016, the Company secured a commitment from Wells Fargo Bank, National Association, subject to certain conditions, including, but not limited to, completing the loan documents, for a Revolving Credit Facility in the initial principal amount of up to $50.0 million, with three options to increase the principal amount of the Revolving Credit Facility in an aggregate principal amount of up to $20.0 million for each option.  The Revolving Credit Facility is expected to mature five years from the date of Closing and interest will accrue at LIBOR or at a base rate plus a margin based on the total leverage ratio. The Revolving Credit Facility is expected to finance the repayment of the Senior Secured Loan, pay fees, commissions and expenses incurred in connection with the revolving credit facility and finance ongoing working capital requirements and other general business purposes of the Company.  No assurance can be given that the Company and Wells Fargo will complete the loan documents for the Revolving Credit Facility.

Year Ending December 31, 2016

Our primary cash requirements for 2016 are expected to include approximately $3.0 million for maintenance capital expenditures and $2.9 million for interest payments on indebtedness. We do not expect to pay dividends to the Common Unit Holders in 2016. We have no availability for borrowings under the Senior Secured Credit Facility and we had $17.8 million in cash and cash equivalents as of December 31, 2015.

In addition, in March 2015, the Board of Managers authorized a unit repurchase program under which the Company may repurchase units up to an aggregate cost not to exceed $5 million in privately negotiated transactions to the extent management believes the units are reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interest of unit holders. No such unit repurchases took place during the year ending December 31, 2015. The price and timing of any purchases of units will depend on factors such as levels of cash generated from operations, cash requirements for capital projects and economic and market conditions.

Cash Flows Summary

The following table summarizes our historical cash flows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net cash provided by operating activities	$18,933	$8,364	$2,708
Net cash used in investing activities	(4,900)	(2,282)	(3,167)
Net cash used in financing activities	(10,076)	(2,044)	(967)
Net increase (decrease) in cash and cash equivalents	$3,957	$4,038	$(1,426)

Year Ended December 31, 2015

For the year ended December 31, 2015, cash provided by operating activities increased by approximately 126.4%. The increase is primarily related to the increase in operating income. The $4.9 million of cash used in investing activities is primarily related to the addition of capital equipment; and the $10.1 million of cash used in financing activities is primarily related to principal payments on debt.

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

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our contractual obligations and commitments (in thousands):

	Payments Due by Period
	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Contractual obligations:
Senior Secured Credit Facility (a)	$48,543	$—	$48,543	—	$—
Interest payments on Senior Secured Credit Facility (b)	8,259	2,921	5,338	—	—
Other debt (c)	675	81	176	197	221
Interest payments on other debt (d)	156	38	61	40	17
Total contractual obligations	$57,632	$3,040	$54,118	$237	$238

(a)

Amounts represent the principal amount outstanding as of December 31, 2015, payable on the maturity date which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility.

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

We record a liability for the estimated cost of the outstanding points under the Program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the Program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value, times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. We record the estimated cost of points expected to be redeemed for free slot play under the Program as a reduction of casino revenue. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise, as well as estimated breakage.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. It is currently management’s intent to adopt this accounting pronouncement upon the effective date.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. We are not subject to market risk only with respect to interest rates on outstanding debt as all of our outstanding debt as of December 31, 2015 bears interest at fixed interest rates. As of December 31, 2015, we had principal amounts outstanding of $48.5 million in Senior Secured Loans at a fixed interest rate of 6% per annum and approximately $0.7 million in interest bearing debt at a fixed interest rate of 5.8% per annum. However, if additional debt is incurred to refinance the Senior Secured Loans, or otherwise, future earnings and cash flow may be affected by changes in interest rates.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 1992 Framework. The Company is in the process of adopting the 2013 Framework. Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position
Soohyung Kim	41	Manager, Chief Executive Officer and Secretary
Ellis Landau	72	Manager, President and Treasurer
Eugene I. Davis	61	Manager
Charles Atwood	67	Manager
Robert Schaffhauser	69	Chief Financial Officer

Set forth below is a description of the backgrounds, including business experience, for each member of the Board of Managers and executive officers of the Company as of March 28, 2016.

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

Ellis Landau. On November 1, 2011, Mr. Landau was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. On February 6, 2012, Mr. Landau was appointed President and Treasurer. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation, a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. On December 1, 2014 Mr. Landau was appointed to the Board of Directors of Full House Resorts, a regional gaming company based in Las Vegas, Nevada. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc., a leading gaming company. He served as Chairman of the Audit Committee and as a member of its Nominating and Governance Committee, and on its Compliance Committee. In addition, Mr. Landau is active in non-profit organizations. He is a Member of the Las Vegas Regional Board of the Anti-Defamation League and a member of the National Executive Commission, the Budget Committee, a Trustee and Secretary of the ADL Foundation and he is a Member of the Board and serves as Treasurer of the Las Vegas Philharmonic and serves on the Board of Nathan Adelson Hospice, the only non-profit hospice in Las Vegas, Nevada. Mr. Landau is currently a member of the Board of Managers of Pricefalls, LLC, an early stage e-commerce company. In addition, Mr. Landau serves as a member of the Board of Directors of A-Mark Precious Metals Inc., a public, full service precious metals trading company based in Santa Monica, California.  For A-Mark, he serves as Chairman of the Audit Committee and a member of the Compensation Committee. He received his Bachelor of Arts in economics from Brandeis University in 1965 and his M.B.A. in finance from Columbia University Business School in 1967. He served in the United States Army Reserve from 1967 to 1973. Mr. Landau has served as a member of the board of directors of a national gaming company and an executive officer of another gaming company bringing his experience in the industry to our Board of Managers. Mr. Landau has achieved success in the personal field and has demonstrated integrity and high personal and professional ethics, sound business judgment, and willingness to devote the time to his duties on our Board of Managers, in order to contribute to the Company’s overall corporate goals.

Eugene I. Davis. On November 1, 2011, Mr. Davis was appointed to the Company’s Board of Managers in accordance with the terms of the Operating Agreement. Since 1999, Mr. Davis has served as Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting and hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. Since forming PIRINATE in 1997, Mr. Davis has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board of a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining and transportation and logistics. Previously, Mr. Davis served as President, Vice Chairman and Director of Emerson Radio Corporation and Chief Executive Officer and Vice Chairman of Sport Supply Group, Inc. He began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law. Mr. Davis is also a director of Spectrum Brands, Inc., WMI Holdings Corp., and U.S. Concrete, Inc., Hercules Offshore, Inc. and Geno Shipping and Trading Limited. He is also a director of Trump Entertainment Resorts, Inc. and Harbinger Group, Inc. During the past five years, Mr. Davis has also been a director of Ambassadors International, Inc., American Commercial Lines Inc., Delta Airlines, Foamex International Inc., Dex One Corp., Footstar, Inc., Granite Broadcasting Corporation, GSI Group, Inc., Ion Media Networks, Inc., Knology, Inc., Media General, Inc., Mosaid Technologies, Inc., Ogelbay Norton Company, Orchid Cellmark, Inc., PRG-Schultz International Inc., Roomstore, Inc., Rural/Metro Corp., SeraCare Life Sciences, Inc., Silicon Graphics International, Smurfit-Stone Container Corporation, Solutia Inc., Spansion, Inc., Tipperary Corporation, Viskase, Inc. and YRC Worldwide, Inc.

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

Compensation Discussion and Analysis

Overview

The Board of Managers has the authority to appoint executive officers and fix their compensation in accordance with the terms of the Operating Agreement. The compensation of executive officers is designed to provide compensation that is competitive in the marketplace and to incentivize executive officers to increase our revenues and maximize value to our members. The Board of Managers does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation. Instead, the Board of Managers relies on its prior experience and upon the recommendations of its Chief Executive Officer in determining compensation for the Company’s executives. As of December 31, 2015, the executive officers of the Company, whom we refer to as our “Named Executive Officers” are:

●     Soohyung Kim, Chief Executive Officer and Secretary;

●     Ellis Landau, President and Treasurer; and

●     Robert Schaffhauser, Chief Financial Officer.

Compensation Philosophy and Objectives

Our executive compensation philosophy is designed to attract and retain talented key executives, while supporting our key business objectives and maximizing value for our members. In setting the compensation of our Named Executive Officers, we evaluate the scope of their responsibilities and apply our general knowledge of compensation practices in the Las Vegas hotel and casino market. The amount and form of compensation paid to our Named Executive Officers is also determined by the position and anticipated duties and responsibilities of the officer within the organization. The primary components of our executive compensation are base salary and an annual cash bonus. Base salary and the annual cash bonus are determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. However, in 2013, no bonuses were paid to our Named Executive Officers. In 2014 and 2015, Mr. Schaffhauser was the only named Executive Officer who earned a bonus. Mr. Schaffhauser earned a bonus in the amount of $125,120 for 2014 and $155,430 for 2015. The bonuses were paid in the first quarter of 2015 and 2016, respectively.

Elements of Executive Compensation

Base Salary

We view executive officer base salaries as a tool that provides executives with a reasonable base level of compensation relative to their duties and responsibilities. In setting base salaries the Company reviews salaries for comparable positions in the Las Vegas marketplace. The base salary for Mr. Schaffhauser was set in connection with the entry of an employment agreement by the Company with Mr. Schaffhauser. The base salary paid to Mr. Schaffhauser in 2015 and 2014 was$275,000 and $250,000 respectively. As of December 31, 2015, we have not entered into any agreements with Messrs. Kim and Landau and they currently receive no compensation for serving in their respective capacities as executive officers.

Bonus

In 2014, the Company established an annual cash bonus program to reward certain key employees, including Mr. Schaffhauser, for the achievement of the Company’s overall business objectives. The Company has paid out $1.3 million under the 2014 cash bonus program. Of this amount, $0.4 million was paid out in 2014 and $0.9 million was paid out in 2015.

The Company has also established a 2015 cash bonus program. Qualifying key employees have received a cash bonus based upon an evaluation of the key employee’s performance and upon the achievement of the Company’s overall business objectives. The Company has paid out $1.7 million under the 2015 cash bonus program. Of this amount, $0.4 million was paid out in 2015 and $1.3 million was paid out in 2016.

Mr. Schaffhauser is the only named Executive Officer who participated in the 2014 and 2015 cash bonus programs.

Executive Benefits and Perquisites

Mr. Schaffhauser, like our other employees, qualifies to participate in the Aliante Gaming 401(k) Retirement Plan, as well as group medical, dental, life and disability insurance programs that are offered to employees of Aliante Gaming. Messrs. Kim and Landau do not participate in the aforementioned plans as they are not engaged as employees of the Company or of Aliante Gaming.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Annual Bonus ($)		All Other Compensation ($)	Total ($)
Soohyung Kim (1)	2015	—	—		—	—
Chief Executive Officer and Secretary	2014	—	—		—	—
	2013	—	—		—	—

Ellis Landau (2)	2015	—	—		—	—
President and Treasurer	2014	—	—		—	—
	2013	—	—		—	—

Robert Schaffhauser (3)	2015	$275,000	$155,430	(4)	—	$430,430
Chief Financial Officer	2014	250,000	125,120	(4)	—	375,120
	2013	—	—		—	—

(1)

Mr. Kim was appointed as Chief Executive Officer and Secretary of the Company on November 1, 2011. Mr. Kim is an employee of Standard General. Mr. Kim’s customary duties include, among other things, serving in management positions with respect to portfolio companies and carrying out customary responsibilities in connection with those roles. Mr. Kim receives compensation as an employee of Standard General and is not separately compensated in connection with services to the Company.

(2)

Mr. Landau was appointed as President and Treasurer of the Company on February 6, 2012. Mr. Landau is not employed by the Company and has not received any compensation for serving in the capacity as an executive officer.

(3)

Mr. Schaffhauser was hired by Aliante Gaming as Chief Financial Officer on December 27, 2012, and was appointed by the Board of Managers as Chief Financial Officer of the Company and of Aliante Gaming on March 7, 2013. Mr. Schaffhauser received a salary of $250,000 for 2014 and 2013 and $275,000 for 2015.

(4)	Mr. Schaffhauser was paid his 2015 bonus in 2016 and was paid his 2014 bonus in 2015.

Grants of Plan-Based Awards Table

We had no equity incentive plan as of December 31, 2015 and did not grant any stock or option awards to our Named Executive Officers in 2015, 2014 or 2013 in their capacity as an executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards for our Named Executive Officers at December 31, 2015, 2014 or 2013 in their capacity as an executive officer.

Option Exercises and Stock Vested Table

We had no option exercises or stock vest for our Named Executive Officers during the years ended December 31, 2015, 2014 or 2013 in their capacity as an executive officer.

Pension Benefits

We had no defined benefit plan or supplemental executive retirement plan at December 31, 2015, 2014 or 2013.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We had no nonqualified defined contribution or other nonqualified deferred compensation plans offered to our Named Executive Officers at December 31, 2015, 2014 or 2013.

Employment Agreement

Effective December 11, 2015, the Company and Aliante Gaming entered into a new employment agreement with Mr. Schaffhauser (the new “Schaffhauser Employment Agreement”). The Schaffhauser Employment Agreement superseded and replaced the December 27, 2012 employment agreement previously entered into by and between Mr. Schaffhauser and Aliante Gaming. Pursuant to the Schaffhauser Employment Agreement, the Company and Aliante Gaming agreed to employ Mr. Schaffhauser for an initial term of two years with an effective commencement date of December 9, 2015. The initial term will be automatically renewed for subsequent one-year terms unless the Schaffhauser Employment Agreement has been terminated in accordance with its terms or either party provides the other with notice of non-renewal at least 90 days prior to the expiration of the then applicable term. The Schaffhauser Employment Agreement provides for a base salary of $275,000 per year (“Base Salary”), and a discretionary bonus. Mr. Schaffhauser is eligible for a long-term incentive payment in the event of (1) a change in control of the Company, (2) the sale of the Company, (3) the continuation of Mr. Schaffhauser’s employment through December 31, 2018, (4) the termination of Mr. Schaffhauser’s employment without cause, or (5) Mr. Schaffhauser’s death or disability. The long-term incentive payment is to be based on the attainment of certain measurable growth objectives and a five (5) year vesting schedule, commencing on Mr. Schaffhauser’s initial employment by Aliante Gaming.

The Schaffhauser Employment Agreement also provides certain additional benefits and perquisites made generally available to the management of Aliante Gaming.

In the event of termination of Mr. Schaffhauser’s employment without cause, Mr. Schaffhauser is entitled to a termination payment equal to (i) the Base Salary which remains unpaid for the period up to the date of termination (ii) an amount equal to one (1) year’s Base Salary, and (iii) a performance bonus, if applicable, prorated based upon the number of days of his employment during the year of termination. Mr. Schaffhauser would also be entitled to a long-term incentive payout if his employment is terminated without cause.

Pursuant to the Schaffhauser Employment Agreement, Mr. Schaffhauser has agreed to certain restrictive covenants during the term of his employment and for specified periods following termination, including but not limited to, not divulging confidential information, non-competition and non-solicitation. Mr. Schaffhauser cannot engage in competition with Aliante Gaming, or own any interest in or perform any services for certain businesses engaged in competition with Aliante Gaming, within a specified restricted area and during a specified restriction period. In addition Mr. Schaffauser must assign all intellectual property conceived or developed by Mr. Schaffhauser during the term of his employment.

We have no agreements or arrangements, written or unwritten, that provide for any payment to Messrs. Kim or Landau at or in connection with any resignation of their positions as executive officers, or a change-in-control with respect to the Company as of December 31, 2015.

Compensation of Directors

The following table discloses the compensation for each member of our Board of Managers for the year ended December 31, 2015.

DIRECTOR COMPENSATION

Name	Fees Earned
Soohyung Kim (a)	$—
Ellis Landau	82,000
Eugene I. Davis	82,000
Charles Atwood	82,000

(a) Soohyung Kim has waived all compensation otherwise due and is not separately compensated in connection with serving on the Board of Managers.

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

Compensation Committee Interlocks and Insider Participation

We currently do not have a standing compensation committee. The Board of Managers is responsible for considering and determining the compensation related to our executive officers and Board of Managers. The current members of our Board of Managers are Soohyung Kim, Ellis Landau, Eugene I. Davis and Charles Atwood. In addition, Mr. Kim and Mr. Landau are current executive officers of the Company. During 2015, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of another entity, one of whose executive officers served as a member of our Board of Managers.

Compensation Committee Report

We, as the Board of Managers, have reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on this review and discussion with management, the Board of Managers have recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2015.

Respectfully Submitted,

Soohyung Kim

Ellis Landau

Eugene I. Davis

Charles Atwood

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows each person who beneficially owned more than 5% of our Common Units as of February 12, 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 6, 2011, the Board of Managers approved the 2011 Equity Plan as authorized by the Operating Agreement which provides for a maximum of 43,200 non-voting Incentive Units. On December 6, 2011 the Company issued 500 Incentive Units to Ellis Landau and 250 Incentive Units to Eugene I. Davis. On April 4, 2014 the Company issued 250 Incentive Units to Charles Atwood. As of December 31, 2015, there were 42,200 Incentive Units available for issuance under the Equity Plan. No Incentive Units, or Common Units, were issued by the Company during 2015 with respect to any compensation plans.

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

The following table summarizes the aggregate fees the Company paid or accrued to Ernst & Young LLP (“E&Y”), our independent auditor, during 2015 and 2014:

	Aggregate Fees
	2015	2014
Category
Audit fees	$145,350	$142,500
Audit-related fees	12,750	12,500
Tax fees	133,134	102,580
All other fees	—	—

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

10.3	Management Agreement, dated as of November 1, 2011, by and between Aliante Gaming, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.4	License Agreement, dated as of November 1, 2011, by and between ALST Casino Holdco, LLC and Station Casinos, LLC. (Incorporated herein by reference to the Company’s Form 8-K dated November 4, 2011)

10.5	ALST Casino Holdco, LLC 2011 Equity Plan. (Incorporated herein by reference to the Company’s Form 10-K dated March 30, 2012)

10.6	Employment Agreement between Aliante Gaming, LLC and Robert Schaffhauser, dated as of December 27, 2012. (Incorporated herein by reference to the Company’s Form 8-K dated March 13, 2013)

10.7	Addendum to the Employment Agreement of Robert Schaffhauser (Incorporated herein by reference to the Company’s Form 10-Q dated November 14, 2014)

10.8	Employment Agreement between Aliante Gaming, LLC and Robert Schaffhauser, dated as of December 11, 2015. (Incorporated herein by reference to the Company’s Form 8-K dated December 17, 2015).

21.1	Subsidiaries of the Registrant.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALST CASINO HOLDCO, LLC, Registrant

Dated: March 28, 2016	By:	/s/ SOOHYUNG KIM
	Name:	Soohyung Kim
	Title:	Manager, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SOOHYUNG KIM	Manager, Chief Executive Officer and Secretary	March 28, 2016
Soohyung Kim	(Principal Executive Officer)

/s/ ROBERT SCHAFFHAUSER	Chief Financial Officer (Principal Financial Officer)	March 28, 2016
Robert Schaffhauser

/s/ ELLIS LANDAU	Manager	March 28, 2016
Ellis Landau

/s/ EUGENE I. DAVIS	Manager	March 28, 2016
Eugene I. Davis

/s/ CHARLES ATWOOD	Manager	March 28, 2016
Charles Atwood

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of ALST Casino Holdco, LLC:

We have audited the accompanying consolidated balance sheets of ALST Casino Holdco, LLC and subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALST Casino Holdco, LLC and subsidiary at December 31, 2015, and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Las Vegas, Nevada

March 28, 2016

ALST CASINO HOLDCO, LLC

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$17,845	$13,888
Receivables, net	1,200	1,237
Inventories	934	964
Prepaid gaming taxes	1,623	1,501
Prepaid expenses and other current assets	1,209	2,402
Total current assets	22,811	19,992
Property and equipment, net	62,873	63,043
Intangible assets, net	1,878	2,051
Other assets, net	4,394	5,092
Total assets	$91,956	$90,178

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$81	$76
Accounts payable	3,524	1,808
Accrued payroll and related	2,851	2,073
Accrued gaming and related	2,550	1,876
Accrued expenses and other current liabilities	540	428
Total current liabilities	9,546	6,261
Long-term debt, less current portion	43,571	51,223
Total liabilities	53,117	57,484
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated earnings(deficit)	1,560	(4,585)
Total members’ equity	38,839	32,694
Total liabilities and members’ equity	$91,956	$90,178

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Casino	$63,630	$55,483	$47,476
Food and beverage	17,144	14,794	12,927
Room	7,100	6,086	5,274
Other	3,493	3,283	3,140
Gross revenues	91,367	79,646	68,817
Promotional allowances	(7,210)	(6,257)	(4,735)
Net revenues	84,157	73,389	64,082

Operating costs and expenses:
Casino	26,645	25,000	22,699
Food and beverage	13,523	12,285	11,566
Room	3,144	2,862	2,505
Other	1,527	1,479	1,439
Selling, general and administrative	22,189	21,618	21,387
Depreciation and amortization	5,368	4,999	4,662
(Gain) on disposal of assets, net	(125)	(136)	(177)
Total operating costs and expenses	72,271	68,107	64,081
Operating income	11,886	5,282	1
Interest expense, net	(5,741)	(5,055)	(5,262)
Net income (loss)	$6,145	$227	$(5,261)

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(in thousands)

			Retained
		Additional	Earnings/
	Members’	Paid-in	(Accumulated	Total Members’
	Capital	Capital	Deficit)	Equity
Balances, December 31, 2012	$37,254	$25	$449	$37,728
Net loss	—	—	(5,261)	(5,261)
Balances, December 31, 2013	37,254	25	(4,812)	32,467
Net loss	—	—	227	227
Balances, December 31, 2014	37,254	25	(4,585)	32,694
Net income	—	—	6,145	6,145
Balances, December 31, 2015	$37,254	$25	$1,560	$38,839

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$6,145	$227	$(5,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,368	4,999	4,662
(Gain) on disposal of assets, net	(125)	(136)	(177)
Amortization of debt discount	2,430	328	(168)
Paid in kind and accrued interest	—	2,799	5,244
Changes in operating assets and liabilities:
Restricted cash	—	—	304
Receivables, net	37	(199)	93
Inventories and prepaid expenses	1,101	(1,890)	(132)
Accounts payable	1,716	(478)	(1,135)
Accrued payroll and other current liabilities	1,564	1,416	(712)
Other, net	697	1,298	(10)
Net cash provided by operating activities	18,933	8,364	2,708
Cash flows from investing activities:
Capital expenditures, net of related payable	(5,029)	(2,427)	(3,367)
Proceeds from sale of property and equipment	129	145	200
Net cash used in investing activities	(4,900)	(2,282)	(3,167)
Cash flows from financing activities:
Principal payments on debt	(10,076)	(2,044)	(967)
Net cash used in financing activities	(10,076)	(2,044)	(967)
Net increase (decrease) in cash and cash equivalents	3,957	4,038	(1,426)
Cash and cash equivalents, beginning of period	13,888	9,850	11,276
Cash and cash equivalents, end of period	$17,845	$13,888	$9,850

Supplemental cash flow disclosure:
Cash paid for interest	$3,236	$1,853	$112
Supplemental disclosure of non-cash items:
Change in property and equipment included in accrued expenses and other current liabilities	$22	$33	$246

The accompanying notes are an integral part of these consolidated financial statements.

ALST CASINO HOLDCO, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

ALST Casino Holdco, LLC (the “Company,” “we,” “us” or “our”), a Delaware limited liability company, was formed on May 11, 2011. We were formed to acquire substantially all of the equity interests of Aliante Gaming, LLC (“Aliante Gaming”) pursuant to its joint plan of reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The reorganization was completed on November 1, 2011, resulting in Aliante Gaming, the owner and operator of the Aliante Casino + Hotel, previously known as Aliante Station Casino + Hotel, located in North Las Vegas, Nevada (the “Casino”), becoming our wholly owned subsidiary.

Background

As a result of macroeconomic conditions, including the economic downturn in the Las Vegas area and low consumer confidence levels generally commencing in 2007, Aliante Gaming’s results of operations were adversely affected causing Aliante Gaming to default under its $430.0 million credit facility (“Previous Facility”) and its International Swaps and Derivatives Association Master Agreement (the “Swap Agreement” and with the Previous facility the “Previous Debt Instruments”). On April 12, 2011, Aliante Gaming, together with other affiliates filed voluntary petitions for relief under Chapter 11 of the Code, in the United States Bankruptcy Court for the District of Nevada, Northern Division (the “Bankruptcy Court”). On May 20, 2011, Aliante Gaming and certain affiliates filed with the Bankruptcy Court a plan of reorganization (the “Plan”) to restructure the equity and debt of Aliante Gaming. Pursuant to the Plan, on the Effective Date, (i) 100% of the equity interests in Aliante Gaming previously held by its parent corporation were cancelled and ceased to be outstanding, (ii) each lender (the “Lenders”) under the Previous Debt Instruments received, in full satisfaction of its claims against Aliante Gaming arising under the Previous Debt Instruments, its pro rata share of (a) 100% of the equity interests in Aliante Gaming (the “New Aliante Equity”)and (b) 100% of $45.0 million in aggregate principal amount of senior secured term loans of Aliante Gaming (the “Senior Secured Loans”) under a new senior secured credit facility (the “Senior Secured Credit Facility”), (iii) the Previous Debt Instruments were canceled (clauses (i), (ii) and (iii) referred to herein as the “Restructuring Transactions”) and (iv) each creditor holding an unsecured claim was paid in full. The Lenders contributed their pro rata share of the new Aliante Equity to us in connection with our formation on May 11, 2011.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Significant estimates include the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable and the estimated cash flows in assessing the recoverability of long-lived assets as well as the estimated fair values of certain assets related to write-downs and impairments, contingencies and litigation, and claims and assessments. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in bank. The Company maintains cash and cash equivalents at financial institutions that are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. At times the balances in the accounts exceed the FDIC insured amount. The Company has not experienced any losses in such amounts and believes it is not exposed to any significant credit risk.

Receivables, net and Credit Risk

Receivables, net consist primarily of casino, hotel and other receivables, which are typically non-interest bearing. Receivables are initially recorded at cost, and an allowance for doubtful accounts is maintained to reduce receivables to their carrying amount, which approximates fair value. The allowance is estimated based on a specific review of customer accounts, historical collection experience, and the age of the receivable and other relevant factors. Accounts are written off when management deems the account to be uncollectible, and recoveries of accounts previously written off are recorded when received. Management does not believe that any significant concentrations of credit risk existed as of December 31, 2015.

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

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas, Level 3 generally requires significant management judgment. The three levels are defined as follows: Level 1: quoted market prices in active markets for identical assets or liabilities; Level 2: observable market-based inputs or unobservable inputs that are corroborated by market data and Level 3: unobservable inputs that are not corroborated by market data. As of December 31, 2015, the Company had no assets or liabilities measured at fair value on a recurring basis.

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

Revenues and Promotional Allowances

We recognize, as casino revenues, the net win from gaming activities which is the difference between gaming wins and losses. All other revenues are recognized as the service is provided. The Casino offers a player loyalty program, the Aliante Players Club, which allows participants to redeem points earned from their gaming activity at the Casino for food, beverages, hotel rooms, movie passes, entertainment tickets or merchandise from the gift shop. Under the player loyalty program, participants may accumulate points over time that can be redeemed at their discretion under the terms of the Aliante Players Club. At the time points are redeemed for complimentaries, the retail value is recorded as revenue with a corresponding offsetting amount included in promotional allowances. Casino revenues are recognized net of discounts and certain incentives provided to customers under the Company’s loyalty programs. The estimated departmental costs of providing such promotional allowances are included in casino costs and expenses on the accompanying statements of operations and consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Food and beverage	$6,773	$6,199	$4,991
Room	489	381	251
Other	254	353	207
Total	$7,516	$6,933	$5,449

We record a liability for the estimated cost of the outstanding points under the player loyalty program that we believe will ultimately be redeemed. The estimated cost of the outstanding points under the player loyalty program is calculated based on the total number of points earned but not yet achieving necessary redemption levels, converted to a redemption value times the average cost. The redemption value is estimated based on the average number of points needed to redeem for rewards. The average cost is the incremental direct departmental cost for which the points are anticipated to be redeemed. When calculating the average cost we use historical point redemption patterns to determine the redemption distribution between gaming, food, beverage, rooms, entertainment and merchandise, as well as estimated breakage. At December 31, 2015 and 2014, $646,000 and $626,000, respectively, was accrued for the cost of anticipated player loyalty program redemptions.

Advertising Costs

We expense advertising costs the first time the advertising takes place. For the years ended December 2015, 2014 and 2013 advertising costs totaled approximately $1.0 million, $1.1 million and $1.9 million, respectively, which are included in selling, general and administrative expenses on the accompanying statements of operations.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. It is currently management’s intent to adopt this accounting pronouncement upon the effective date.

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

Note 3. Receivables

Receivables, net consisted of the following (in thousands):

	December 31,
	2015	2014
Casino	$85	$127
Hotel	206	190
Other	943	949
	1,234	1,266
Allowance for doubtful accounts	(34)	(29)
Receivables, net	$1,200	$1,237

Note 4. Property and Equipment

Property and equipment, net consisted of the following (amounts in thousands):

	Estimated
	Life			December 31,
	(years)			2015	2014
Land		—		$6,200	$6,200
Buildings and improvements	10	-	45	54,018	53,739
Furniture, fixtures and equipment	3	-	7	19,671	15,332
Construction in progress				706	384
				80,595	75,655
Accumulated depreciation and amortization				(17,722)	(12,612)
Property and equipment, net				$62,873	$63,043

Note 5. Intangible Assets

Intangible assets, net consisted of the following (amounts in thousands):

	Estimated
	Life	December 31,
	(years)	2015	2014
Trademark	15	$1,200	$1,200
Customer relationships	15	1,400	1,400
Intangible assets		2,600	2,600
Less accumulated amortization:
Trademark		(333)	(253)
Customer relationships		(389)	(296)
Accumulated amortization		(722)	(549)
Intangible assets, net		$1,878	$2,051

Upon the adoption of fresh-start reporting, we recognized $2.6 million in finite-lived intangible assets of which $1.2 million was related to a license to use “ALIANTE” in connection with the Casino, $1.4 million related to the value associated with our rated casino guests. Intangible assets are being amortized on a straight-line basis over the respective estimated useful life. The aggregate amortization expense for those assets that are amortized under the provisions of ASC Topic 350 was approximately $173,000, $173,000 and $174,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated annual amortization expense for intangible assets for the years ended December 31, 2016 through 2019 is anticipated to be approximately $0.2 million in each of the respective years.

Note 6. Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2015	2014
Deposits	$1,722	$2,458
Base stock	2,672	2,634
Other assets	$4,394	$5,092

Note 7. Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
Senior Secured Credit Facility, interest payable quarterly (paid in kind at 10%, cash interest at 6%)), principal due November 1, 2018, net of unamortized discount at December 31, 2015 and 2014 of $5.6 million and $8.0 million, respectively (related party)	$42,977	$50,547
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	675	752
Long-term debt	43,652	51,299
Less current portion of long-term debt	(81)	(76)
Long-term debt, net	$43,571	$51,223

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon will be payable on the maturity date, which shall be the earlier of November 1, 2018 or the acceleration of the Senior Secured Loans in accordance with the terms of the Senior Secured Credit Facility. The Senior Secured Loans may be prepaid in certain minimum amounts without the payment of any prepayment premium or fee. Effective June 30, 2014 Aliante Gaming elected the cash payment option with accrued interest being payable in kind through June 30, 2014. As a result of accruing interest through June 30, 2014 in kind, the principal outstanding balance as of December 31, 2015 and 2014 was $48.5 million and $58.5 million, respectively.

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

Equipment Financing

During 2008, Aliante Gaming entered into an equipment financing arrangement which matured in November 2014 and was accounted for as a capital lease. The agreement called for monthly payments of approximately $80,000 with a residual payment of $1.1 million paid in November 2014.

Future Debt Maturities

Scheduled maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2016	$81
2017	86
2018	48,633
2019	96
Thereafter	323
Total scheduled maturities	49,219
Unamortized debt discount	(5,566)
Total long-term debt	$43,652

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

Note 10. 401(k) Plan

Prior to June 3, 2011, all Aliante Gaming employees who met certain age and length of service requirements were eligible to participate in Old Station’s 401(k) plan (the “Old 401K”). Effective June 3, 2011, all assets and liabilities attributable to Aliante Gaming employees were transferred into the newly established Aliante Gaming 401(k) plan (the “New 401K”, collectively with the Old 401K, the “401K Plan”). The 401K Plan provides for discretionary employer contributions up to 50% of the first 4% of each participating employees compensation. Effective January 1, 2012, employer contributions of 50% of the first 4% were reinstated. The Company’s matching contribution was $188,790, $153,077 and $146,662, respectively, for the years ended December 31, 2015, 2014 and 2013.

Note 11. Subsequent Events

On March 4, 2016, the Company secured a commitment from Wells Fargo Bank, National Association, subject to certain conditions, including, but not limited to, completing the loan documents, for a reducing revolving credit facility (“Revolving Credit Facility”) in the initial principal amount of up to $50.0 million, with three options to increase the principal amount of the Revolving Credit Facility in an aggregate principal amount of up to $20.0 million for each option.  The Revolving Credit Facility is expected to mature five years from the date of Closing and interest will accrue at LIBOR or at a base rate plus a margin based on the total leverage ratio. The Revolving Credit Facility is expected to finance the repayment of the Senior Secured Loans, pay fees, commissions and expenses incurred in connection with the revolving credit facility and finance ongoing working capital requirements and other general business purposes of the Company.  No assurance can be given that the Company and Wells Fargo will complete the loan documents for the Revolving Credit Facility.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$20,511	$20,992	$20,389	$22,265
Operating income	3,415	3,036	1,887	3,548
Net income	2,084	977	707	2,377

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$18,154	$18,074	$17,680	$19,481
Operating income	1,852	1,534	278	1,618
Net income (loss)	573	438	(1,070)	286

Note 13. Member’s Interest and Limitation of Liability

Other than the Incentive Units and the Common Units, the Company has not issued or authorized any other class of Membership Units. Pursuant to the Company’s Operating Agreement and unless otherwise required by any non-waivable provisions of applicable law, the Members of the Company are not personally liable for liabilities of the Company.