Form 10-Q
period 2016-03-31
ALST Casino Holdco, LLC
filed 2016-05-13
CIK 1527705

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,013	$17,845
Receivables, net	989	1,200
Inventories	966	934
Prepaid gaming taxes	1,444	1,623
Prepaid expenses and other current assets	1,472	1,209
Total current assets	24,884	22,811
Property and equipment, net	62,303	62,873
Intangible assets, net	1,834	1,878
Other assets, net	4,474	4,394
Total assets	$93,495	$91,956

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$83	$81
Accounts payable	2,385	3,524
Accrued payroll and related	1,527	2,851
Accrued gaming and related	2,530	2,550
Accrued expenses and other current liabilities	808	540
Total current liabilities	7,333	9,546
Long-term debt, less current portion	43,954	43,571
Total liabilities	51,287	53,117
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated earnings	4,929	1,560
Total members’ equity	42,208	38,839
Total liabilities and members’ equity	$93,495	$91,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Revenues:
Casino	$17,370	$15,224
Food and beverage	4,365	3,940
Room	1,863	1,717
Other	906	826
Gross revenues	24,504	21,707
Promotional allowances	(1,851)	(1,733)
Net revenues	22,653	19,974

Operating costs and expenses:
Casino	7,057	6,003
Food and beverage	3,449	3,132
Room	887	750
Other	332	355
Selling, general and administrative	5,129	5,205
Depreciation and amortization	1,244	1,244
(Gain) on disposal of assets, net		(129)
Total operating costs and expenses	18,098	16,560
Operating income	4,555	3,414
Interest expense, net	(1,187)	(1,331)
Net income	$3,368	$2,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net income	$3,368	$2,083
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,244	1,244
(Gain) on disposal of assets, net	-	(129)
Amortization of debt discount	444	443
Changes in operating assets and liabilities:
Receivables, net	211	69
Inventories and prepaid expenses	(134)	1,560
Accounts payable	(1,139)	355
Accrued payroll and other current liabilities	(1,076)	(807)
Other assets, net	(80)	(112)
Net cash provided by operating activities	2,838	4,706
Cash flows from investing activities:
Capital expenditures	(630)	(730)
Proceeds from sale of property and equipment	-	129
Net cash used in investing activities	(630)	(601)
Cash flows from financing activities:
Principal payments on debt	(40)	(37)
Net increase in cash and cash equivalents	2,168	4,068
Cash and cash equivalents, beginning of period	17,845	13,888
Cash and cash equivalents, end of period	$20,013	$17,956

Supplemental cash flow disclosure:
Cash paid for interest	$743	$888

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

Merger with Wholly-Owned Subsidiary of Boyd Gaming Corporation

On April 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boyd Gaming Corporation (“Boyd”), pursuant to which, subject to the terms and conditions set forth therein, a newly formed, wholly-owned subsidiary of Boyd will merge with and into the Company (the “Merger”) with the Company as the surviving entity, such that following the Merger, the Company will become a wholly-owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Merger Agreement, Boyd will pay for the benefit of holders of the Company’s membership interests $400 million in cash, less the amount of the Company’s outstanding indebtedness and less the amount of certain Company expenses (the “Merger Consideration”).

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding membership unit will automatically be cancelled and converted into the right to receive a portion of the Merger Consideration as allocated in accordance with the terms for distributions provided for in the Company’s Amended and Restated Operating Agreement, dated November 1, 2011.

The completion of the Merger is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of conditions in the Merger Agreement, the Company currently anticipates the transaction will close during the third quarter of 2016.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which management believes are necessary to present fairly the financial position, results of operations, and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. general accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements of the Company and notes thereto included in the annual report of the Company on Form 10-K for the year-ended December 31, 2015, filed with the Securities and Exchange Commission.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern — Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern (Subtopic 205-40).  ASU No. 2014-15 requires management to provide an interim and annual assessment concerning an entity’s ability to continue as a going concern, and also requires disclosures under certain circumstances.  ASU No. 2014-15 is effective for fiscal years beginning after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  It is currently management’s intent to adopt this accounting pronouncement upon the effective date. On April 1, 2015, the FASB proposed deferring the effective date of ASU No. 2014-15 by one year to December 15, 2017 for annual reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effective of December 31, 2016. Management does not expect the adoption of this accounting pronouncement to have a material impact on the Company’s consolidated financial statements in future periods.

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. The Company adopted this change in accounting principle as of March 31, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of this accounting pronouncement to have a material impact on the Company’s consolidated financial statements in future periods.

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

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Casino	$104	$85
Hotel	176	206
Other	742	943
	1,022	1,234
Allowance for doubtful accounts	(33)	(34)
Receivables, net	$989	$1,200

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Senior Secured Credit Facility, interest payable quarterly (cash interest at 6%), principal due November 1, 2018, net of unamortized discount at March 31, 2016 and December 31, 2015 of $5.1 million and $5.6 million, respectively (related party)	$43,401	$42,977
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	636	675
Long-term debt	44,037	43,652
Less current portion of long-term debt	(83)	(81)
Long-term debt, net	$43,954	$43,571

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As a result of accruing interest through June 30, 2014 in kind, and the $10 million pay down in the second quarter of 2015, the principal outstanding balance as of March 31, 2016 and December 31, 2015 was $48.5 million. The outstanding principal amounts of the Senior Secured Loans and all accrued unpaid interest was paid in full in April 2016 with the proceeds from the Wells Fargo Revolving Credit Facility.

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

Note 5. Subsequent Event

Wells Fargo Revolving Credit Facility

On April 25, 2016, Aliante Gaming entered into a Revolving Credit Facility with Wells Fargo Bank, National Association, in the initial principal amount of up to $50.0 million. The Company guaranteed the Revolving Credit Facility. The Revolving Credit Facility provides for three options to increase the principal amount of the Revolving Credit Facility in an aggregate principal amount of up to $20.0 million. The Revolving Credit Facility will mature on April 24, 2021 and interest will accrue at (i) LIBOR or (ii) a base rate, plus a margin based on the Company’s total leverage ratio. Aliante Gaming borrowed the full $50.0 million under the Revolving Credit Facility on April 25, 2016. The Revolving Loan Facility requires Aliante Gaming to make quarterly interest payments on any base rate loan and make interest payments at the end of any applicable 3 month or 6 month interest period for any LIBOR loan. The Revolving Credit Facility shall be subject to mandatory quarterly reduction in revolving loan commitments commencing June 30, 2017 and at the end of each calendar quarter thereafter. All outstanding principal and interest will be due on April 24, 2021.

The Revolving Credit Facility contains customary events of default and covenants, including a financial covenant that requires the Borrower to (a) maintain a leverage ratio of at least (i) 4.00:1.00 until June 29, 2017, (ii) 3.75:1.00 from June 30, 2017 to June 29, 2018 (iii) 3.50:1.00 from June 30, 2018 to June29, 2019, (iv) 3.00:1.00 from June 30, 2019 to June 29, 2020 (v) 2.50:1.00 from June 30, 2020 to June 29, 2021, and (vi) 2.00:1.00 from June 30, 2021, (b) have a minimum fixed charge coverage ratio at the end of any fiscal quarter of not less than 1.05:1.00 and (c) a minimum adjusted EBITDA of the Loan Parties at the end of any fiscal quarter of not less than $12.0 million. The Company’s obligations to the Lender are secured by substantially all of the Company’s assets. The proceeds of the Revolving Credit Facility were principally used to refinance existing indebtedness under the Senior Secured Loan and to pay fees, commissions and expenses incurred in connection with the Revolving Credit Facility and other general business purposes of the Company. In the event the Merger with Boyd is consummated (which would be a change in control under the Revolving Credit Facility), the outstanding obligations under the Revolving Credit Facility will be paid to Wells Fargo Bank from the merger consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2016 and 2015 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Merger with Wholly-Owned Subsidiary of Boyd Gaming Corporation

On April 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boyd Gaming Corporation (“Boyd”), pursuant to which, subject to the terms and conditions set forth therein, a newly formed, wholly-owned subsidiary of Boyd will merge with and into the Company (the “Merger”) with the Company as the surviving entity, such that following the Merger, the Company will become a wholly-owned subsidiary of Boyd.

Upon the terms and subject to the conditions of the Merger Agreement, Boyd will pay for the benefit of holders of the Company’s membership interests $400 million in cash, less the amount of the Company’s outstanding indebtedness and less the amount of certain Company expenses (the “Merger Consideration”).

Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding membership unit will automatically be cancelled and converted into the right to receive a portion of the Merger Consideration as allocated in accordance with the terms for distributions provided for in the Company’s Amended and Restated Operating Agreement, dated November 1, 2011.

The completion of the Merger is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Subject to the satisfaction or waiver of conditions in the Merger Agreement, the Company currently anticipates the transaction will close during the third quarter of 2016.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income for the three months ended March 31, 2016 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Percent Change
Net revenues	$22,653	$19,974	13.4%

Adjusted EBITDA(a)	$5,799	$4,529	28.0%
Less:
Depreciation and amortization	1,244	1,244	n/m
(Gain) on disposal of assets, net	-	(129)	n/m
Operating income	4,555	3,414	33.4%
Interest expense, net	(1,187)	(1,331)	-10.8%
Net income	$3,368	$2,083	61.7%

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

The following table highlights the various sources of revenues and expenses for the three months ended March 31, 2016 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Percent Change
Casino revenues	$17,370	$15,224	14.1%
Casino expenses	7,057	6,003	17.6%
Profit Margin	59.4%	60.6%

Food and beverage revenues	$4,365	3,940	10.8%
Food and beverage expenses	3,449	3,132	10.1%
Profit Margin	21.0%	20.5%

Room revenues	$1,863	$1,717	8.5%
Room expenses	887	750	18.3%
Profit Margin	52.4%	56.3%

Other revenues	$906	826	9.7%
Other expenses	332	355	-6.5%
Profit Margin	63.4%	57.0%

Selling, general and administrative expenses	$5,129	5,205	-1.5%
Percent of net revenues	22.6%	26.1%

Casino. Casino revenues increased by $2.1 million, or 14.1% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to a 6.4% increase in table games drop, and an 11.5% increase in slot handle. Both increases are primarily a result of an increase in gaming patron visitation. Casino expenses increased 17.6% to $7.1 million for the three months ended March 31, 2016 as compared to $6.0 million for the three months ended March 31, 2015, primarily due to an increase in expenses associated with our marketing efforts. The casino operating margin decreased to 59.4% for the three months ended March 31, 2016 as compared to 60.6% for the three months ended March 31, 2015 as a result of the increase in marketing expenses.

Food and Beverage. Food and beverage revenues increased 10.8% to $4.4 million for the three months ended March 31, 2016 as compared to $3.9 million for the prior year period, primarily as a result of increased visitor volume. Food and beverage expenses increased $317,000 or 10.1% primarily as a result of increased costs associated with increased revenues. The food and beverage operating margin increased to 21.0% for the three months ended March 31, 2016 as compared to 20.5% for the three months ended March 31, 2015 as a result of an increase in average check for meals served, together with a decrease in food costs.

Room. The following table shows key information for hotel operations:

	Three Months Ended
	March 31, 2016	March 31, 2015	Percent Change
Occupancy	93%	92%
Average daily rate	$97	$94	3.4%
Revenue per available room	$91	$87	4.7%

Room revenues increased by 8.5% for the three months ended March 31, 2016 as compared to the prior year period. The increase is primarily due to higher occupancy during non-peak periods and a 3.4% increase in the average daily room rate. Room expenses also increased 18.3% for the three months ended March 31, 2016 as compared to prior year period due to costs associated with increased occupancy, the increased cost of linen services and the increased cost of other guest amenities.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center, and entertainment. Other revenues increased by 9.7% during the three month ended March 31, 2016 as compared to the same period in the prior year, primarily as a result of an increase in the percentage rent from leased outlets. The 6.5% decrease in other expenses is primarily the result of cost decreases that correspond to the call center.

Selling, General and Administrative (“SG&A”). SG&A expenses decreased by approximately 1.5% for the three months ended March 31, 2016 as compared to the prior year period due to a decrease in utility costs.

Depreciation and Amortization. Depreciation and amortization remained the same for the three months ended March 31, 2016 as compared to the prior year.

Operating Income. As a result of the factors discussed above, operating income increased by approximately 33.4% for the three months ended March 31, 2016 as compared to the prior year period.

Interest Expense. Our outstanding indebtedness at March 31, 2016, excluding unamortized debt discount of $5.1 million was approximately $49.1 million compared to approximately $59.3 million, excluding unamortized debt discount of $7.6 million as of March 31, 2015. Interest expense related to our Senior Secured Credit Facility approximated $724,000 for the quarter ending March 31, 2016. Also included in interest expense is a $0.4 million charge for the amortization of debt discount. The Senior Secured Loans bear interest at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, which interest will be added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. The Company elected to begin paying cash interest effective June 30, 2014.

Net Income. As a result of the factors discussed above, net income for the three months ended March 31, 2016 was $3.4 million, compared to $2.1 million for the three months ended March 31, 2015.

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

On April 21, 2016, we entered into a definitive merger agreement with Boyd Gaming Corporation, pursuant to which, subject to the terms and conditions set forth therein, a newly formed, wholly-owned subsidiary of Boyd Gaming Corporation will merge with and into us and we will be the surviving entity, such that following the merger we will be a wholly-owned subsidiary of Boyd Gaming Corporation. Subject to the satisfaction or waiver of conditions, we currently anticipate that the merger will close during the third quarter of 2016.

On April 25, 2016, Aliante Gaming entered into a Revolving Credit Facility with Wells Fargo Bank, National Association, in the initial principal amount of up to $50.0 million. The Company guaranteed the Revolving Credit Facility. The Revolving Credit Facility provides for three options to increase the principal amount of the Revolving Credit Facility in an aggregate principal amount of up to $20.0 million. The Revolving Credit Facility will mature on April 24, 2021 and interest will accrue at (i) LIBOR or (ii) a base rate, plus a margin based on the Company’s total leverage ratio. Aliante Gaming borrowed the full $50.0 million under the Revolving Credit Facility on April 25, 2016 and used the proceeds to refinance existing indebtedness under the Senior Secured Loan and to pay fees, commissions and expenses incurred in connection with the Revolving Credit Facility and other general business purposes of the Company.

The Revolving Credit Facility contains customary events of default and covenants, including a financial covenant that requires the Borrower to (a) maintain a leverage ratio (defined in the Credit Agreement) of at least (i) 4.00:1.00 until June 29, 2017, (ii) 3.75:1.00 from June 30, 2017 to June 29, 2018 (iii) 3.50:1.00 from June 30, 2018 to June29, 2019, (iv) 3.00:1.00 from June 30, 2019 to June 29, 2020 (v) 2.50:1.00 from June 30, 2020 to June 29, 2021, and (vi) 2.00:1.00 from June 30, 2021, (b) have a minimum fixed charge coverage ratio at the end of any fiscal quarter of not less than 1.05:1.00 and (c) a minimum adjusted EBITDA of the Loan Parties at the end of any fiscal quarter of not less than $12.0 million. The Company’s obligations to the Lender are secured by substantially all of the Company’s assets. In the event that the Merger with Boyd is consummated (which would be a change in control under the Revolving Credit Facility), the outstanding obligations under the Revolving Credit Facility will be paid to Wells Fargo Bank from the merger consideration.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014. As a result of accruing interest in kind through June 30, 2014, and the $10 million pay down in the second quarter of 2015, the principal outstanding balance as of March 31, 2016 and December 31, 2015 was $48.5 million. The Company paid cash interest during the period ending March 31, 2016 of $724,000. As of April 25, 2016 there was no availability for borrowings under the Senior Secured Credit Facility. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon was paid in full on April 25, 2016.

The Senior Secured Credit Facility was guaranteed by the Company and by each domestic wholly owned subsidiary of Aliante Gaming and was secured by a first-priority (a) pledge of 100% of the Company’s equity interest in Aliante Gaming, (b) pledge of 100% of the equity interests in Aliante Gaming’s domestic subsidiaries (if any) and 65% of the equity interests of Aliante Gaming’s “first-tier” foreign subsidiaries (if any) and (c) security interest in substantially all of Aliante Gaming’s tangible and intangible assets, as well as those of each subsidiary guarantor (if any), in each case, other than any assets that may not be pledged pursuant to applicable gaming laws and subject to customary exceptions. The Senior Secured Credit Facility included various covenants and mandatory prepayments which are customary for similar types of financings and did not contain any financial maintenance covenants.

Year Ending December 31, 2016

Our primary cash requirements for the remainder of 2016 are expected to include approximately $2.4 million for maintenance capital expenditures and $1.2 million for interest payments on indebtedness. We do not expect to pay dividends to the Common Unit Holders in 2016. We had $20.0 million in cash and cash equivalents as of March 31, 2016.

Three months ended March 31, 2016 and 2015

The following table summarizes our historical cash flows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Net cash provided by operating activities	$2,838	$4,706
Net cash used in investing activities	(630)	(601)
Net cash used in financing activities	(40)	(37)
Net increase in cash and cash equivalents	$2,168	$4,068

For the three months ended March 31, 2016, net cash provided by operating activities was $2.8 million as compared to $4.7 million of cash used in operating activities for the three months ended March 31, 2015. The decrease in cash flows from operating activities is primarily the result of changes in net working capital. For the three months ended March 31, 2016 and March 31, 2015, cash used in investing activities primarily consisted of capital expenditures. Cash used in financing activities represents principal payments on debt for the three months ended March 31, 2016 and March 31, 2015. There were no distributions to the Members during the three months ended March 31, 2016 and March 31, 2015.

Off Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2016, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016.

Critical Accounting Policies

A description of our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016.

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

●	our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the Merger;

●	potential legal proceedings that may be instituted against the Company and/or others related to the Merger Agreement with Boyd Gaming Corporation;

●	limitations placed on the Company’s ability to operate the business by the Merger Agreement with Boyd Gaming Corporation;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement with Boyd Gaming Corporation

●	satisfaction of the closing conditions to the Merger, including receipt of regulatory approvals;

●	the risk that the contemplated Merger will not occur;

●	the negative effects from the pendency of the contemplated Merger;

You should consider the areas of risk and uncertainty described elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2016, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is currently a party to litigation arising in the ordinary course of business. As with all litigation, no assurance can be provided as to the outcome, and litigation inherently involves significant costs.

ITEM 1A. RISK FACTORS.

A description of our risk factors can be found in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016. Additional risk factors that may affect future results are listed below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

Factors That May Affect Future Results

The proposed merger with Boyd Gaming Corporation may disrupt our business.

As previously disclosed, on April 21, 2016 we entered into a Merger Agreement with Boyd, pursuant to which, subject to the terms and conditions set forth therein, a newly-formed wholly-owned subsidiary of Boyd will merge with and into the Company, with the Company as the surviving entity, such that following the Merger, the Company will be a wholly-owned subsidiary of Boyd. The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with third parties, including customers, which may have an adverse impact on our financial performance. The Merger Agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger.

The ability to complete the Merger is subject to consents and approvals from government entities and if the Merger does not occur, we will have incurred significant expenses.

The obligation of Boyd to complete the Merger is subject to several conditions, including the receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and the approval of certain other governmental entities that hold regulatory, licensing or permit authority over us and Boyd. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligation under the Merger Agreement. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to this Form 10-Q. There is no assurance that each of the conditions set forth in the Merger Agreement will be satisfied or that the Merger will occur when or as expected. Additionally, we have incurred and will continue to incur substantial legal and other professional fees and expenses in connection with the Merger, which must be paid even if the Merger is not completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among ALST Casino Holdco, LLC, Boyd Gaming Corporation and Boyd TCII Acquisition, LLC, a wholly-owned subsidiary of Boyd Gaming Corporation, dated April 21, 2016,

10.1	Amendment to Executive Employment Agreement by and among ALST Casino Holdco, LLC, Aliante Gaming, LLC and Robert Schaffhauser dated as of April 4, 2016.

10.2

Credit Agreement between Aliante Gaming, LLC, as borrower and Wells Fargo Bank, National Association, as administrative agent and as a Lender dated April 25, 2016 is hereby incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2016.

10.3

Security Agreement by Aliante Gaming, LLC and ALST Casino Holdco, LLC in favor of Wells Fargo Bank, National Association dated April 25, 2016 is hereby incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange commission on April 28, 2016.

10.4

Deed of Trust, Assignment of Rents and leases, Security Agreement and Fixture Fling made by Aliante Gaming, LLC in favor of First American Title Insurance Company, a California corporation, as trustee, for the benefit of Wells Fargo Bank, National Association dated April 25, 2016 is hereby incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2016.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: May 13, 2016	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary