Form 10-Q
period 2016-06-30
ALST Casino Holdco, LLC
filed 2016-08-12
CIK 1527705

bs

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 432,213 units outstanding of the registrant’s common units.

ALST CASINO HOLDCO, LLC

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,736	$17,845
Receivables, net	569	1,200
Inventories	981	934
Prepaid gaming taxes	1,403	1,623
Prepaid expenses and other current assets	1,437	1,209
Total current assets	15,126	22,811
Property and equipment, net	61,640	62,873
Intangible assets, net	1,791	1,878
Other assets, net	4,457	4,394
Total assets	$83,014	$91,956

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$83	$81
Accounts payable	2,092	3,524
Accrued payroll and related	1,774	2,851
Accrued gaming and related	2,592	2,550
Accrued expenses and other current liabilities	612	540
Total current liabilities	7,153	9,546
Long-term debt, less current portion	35,227	43,571
Total liabilities	42,380	53,117
Members’ equity:
Members’ capital	37,254	37,254
Additional paid-in-capital	25	25
Accumulated earnings	3,355	1,560
Total members’ equity	40,634	38,839
Total liabilities and members’ equity	$83,014	$91,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Casino	$16,932	$15,731	$34,302	$31,492
Food and beverage	4,680	4,473	9,045	8,413
Room	1,878	1,825	3,741	3,542
Other	925	814	1,831	1,640
Gross revenues	24,415	22,843	48,919	45,087
Promotional allowances	(1,789)	(1,851)	(3,640)	(3,584)
Net revenues	22,626	20,992	45,279	41,503

Operating costs and expenses:
Casino	6,741	6,482	13,798	13,022
Food and beverage	3,656	3,356	7,105	6,488
Room	880	796	1,767	1,546
Other	397	376	729	731
Selling, general and administrative	5,661	5,599	10,790	10,804
Depreciation and amortization	1,268	1,347	2,512	2,591
(Gain) on disposal of assets, net	-	-	-	(129)
Total operating costs and expenses	18,603	17,956	36,701	35,053
Operating income	4,023	3,036	8,578	6,450

Other expense:
Loss on extinguishment of debt	(5,141)	-	(5,141)	-
Interest expense, net	(456)	(2,059)	(1,643)	(3,390)
Net (loss) income	$(1,574)	$977	$1,794	$3,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALST CASINO HOLDCO, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net income	$1,794	$3,060
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	2,512	2,591
Gain on disposal of assets, net	-	(129)
Amortization of debt discount and debt issuance costs	495	1,642
Loss on the extinguishment of debt	5,141	-
Changes in operating assets and liabilities:
Receivables, net	631	17
Inventories and prepaid expenses	(117)	1,318
Accounts payable	(1,432)	98
Accrued payroll and other current liabilities	(963)	(195)
Other, net	(63)	688
Net cash provided by operating activities	7,998	9,090
Cash flows from investing activities:
Capital expenditures	(1,191)	(3,301)
Proceeds from sale of property and equipment	-	129
Net cash used in investing activities	(1,191)	(3,172)
Cash flows from financing activities:
Principal payments on debt	(15,040)	(10,037)
Debt issuance costs	(333)	-
Borrowings under Revolving Credit Facility	50,000	-
Repayment of Senior Secured Credit Facility	(48,543)	-
Net cash used in financing activities	(13,916)	(10,037)
Net (decrease) in cash and cash equivalents	(7,109)	(4,119)
Cash and cash equivalents, beginning of period	17,845	13,888
Cash and cash equivalents, end of period	$10,736	$9,769

Supplemental cash flow disclosure:
Cash paid for interest	$1,137	$1,748

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

Merger with Boyd Gaming Corporation

On April 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boyd Gaming Corporation (“Boyd”), pursuant to which, subject to the terms and conditions set forth therein, a subsidiary of Boyd will merge with and into the Company (the “Merger”) with the Company as the surviving entity, such that following the Merger, the Company will become a wholly owned subsidiary of Boyd.

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

The completion of the Merger is subject to customary conditions and the receipt of all required regulatory approvals, including, among others, approval by the Nevada Gaming Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The waiting period under HSR expired on June 9, 2016. Subject to the satisfaction or waiver of conditions in the Merger Agreement, the Company currently anticipates the transaction will close during the third quarter of 2016.

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

In April 2015, the FASB issued amended accounting guidance that changes the balance sheet presentation of debt issuance costs. Under the amended guidance, debt issuance costs are presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. For public companies, the new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (including interim periods within those fiscal years), and is required to be applied on a retrospective basis. The Company adopted this change in accounting principle as of January 1, 2016. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3. Receivables

Receivables, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Casino	$91	$85
Hotel	104	206
Other	410	943
	605	1,234
Allowance for doubtful accounts	(36)	(34)
Receivables, net	$569	$1,200

Note 4. Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Wells Fargo Revolving Credit Facility	$35,000	$-
Unamortized Debt Issuance Cost	(326)	-
Senior Secured Credit Facility	-	42,977
Special Improvement District assessment, payable in 32 semi-annual installments including interest at a fixed rate of 5.8%	636	675
Long-term debt, net of related costs	35,310	43,652
Less current portion of long-term debt	(83)	(81)
Long-term debt, net	$35,227	$43,571

Wells Fargo Revolving Credit Facility

On April 25, 2016, Aliante Gaming entered into a Revolving Credit Facility with Wells Fargo Bank, National Association, in the initial principal amount of up to $50.0 million. The Company has guaranteed the Revolving Credit Facility. The Revolving Credit Facility provides for three options to increase the principal amount of the Revolving Credit Facility in an aggregate principal amount of up to $20.0 million. The Revolving Credit Facility will mature on April 24, 2021 and interest will accrue at (i) LIBOR or (ii) a base rate, plus a margin based on the Company’s total leverage ratio. Aliante Gaming borrowed the full $50.0 million under the Revolving Credit Facility on April 25, 2016. The Revolving Loan Facility requires Aliante Gaming to make quarterly interest payments on any base rate loan and make interest payments at the end of any applicable 3 month or 6 month interest period for any LIBOR loan. The Revolving Credit Facility shall be subject to mandatory quarterly reduction in revolving loan commitments commencing June 30, 2017 and at the end of each calendar quarter thereafter.

The Revolving Credit Facility contains customary events of default and covenants, including a financial covenant that requires the Borrower to (a) maintain a leverage ratio of at least (i) 4.00:1.00 until June 29, 2017, (ii) 3.75:1.00 from June 30, 2017 to June 29, 2018 (iii) 3.50:1.00 from June 30, 2018 to June 29, 2019, (iv) 3.00:1.00 from June 30, 2019 to June 29, 2020 (v) 2.50:1.00 from June 30, 2020 to June 29, 2021, and (vi) 2.00:1.00 from June 30, 2021, (b) have a minimum fixed charge coverage ratio at the end of any fiscal quarter of not less than 1.05:1.00 and (c) a minimum adjusted EBITDA of the Loan Parties at the end of any fiscal quarter of not less than $12.0 million. The Company is in compliance with its debt covenants as of June 30, 2016. The Company’s obligations to the Lender are secured by substantially all of the Company’s assets. The proceeds of the Revolving Credit Facility were principally used to refinance existing indebtedness under the Senior Secured Loan and to pay fees, commissions and expenses incurred in connection with the Revolving Credit Facility and other general business purposes of the Company. In the event the Merger with Boyd is consummated (which would be a change in control under the Revolving Credit Facility), the outstanding obligations under the Revolving Credit Facility will be paid to Wells Fargo Bank from the Merger Consideration.

On May 19, 2016 the Company made an optional prepayment of $15.0 million against the Revolving Credit Facility. As of June 30, 2016, the Company’s available borrowing amount under the Revolving Credit Facility was $15.0 million.

Senior Secured Credit Facility (Related Party)

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. As a result of accruing interest through June 30, 2014 in kind, and the $10 million pay down in the second quarter of 2015, the principal outstanding balance as of December 31, 2015 was $48.5 million. The outstanding principal amounts of the Senior Secured Loans and all accrued unpaid interest was paid in full in April 2016 with the proceeds from the Wells Fargo Revolving Credit Facility.

Loss on Extinguishment of Debt

          In connection with the early retirement of the Senior Secured Credit Facility, the Company recorded a $5.1 million loss on extinguishment of debt representing the write-off of unamortized debt discount. The loss on extinguishment of debt was a result of the difference between the carrying value and the par value of the Senior Secured Credit Facility and was not deemed to be a capital distribution.

Fair Value of Debt

It was not practicable to determine the fair market value of our Senior Secured Facility due to the lack of comparable credit facilities and the involvement of our majority shareholder in negotiating the terms and conditions directly with the lender.

The Wells Fargo Revolving Credit Facility is not publicly held as such the Company utilizes the discounted cash flow method to estimate the fair value.  The Company has determined the estimated fair value of these notes to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable and, therefore, could be sensitive to changes in inputs. As of June 30, 2016 the fair value of the Wells Fargo Revolving Credit Facility approximated carrying value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Background

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Merger with Boyd Gaming Corporation

On April 21, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Boyd Gaming Corporation (“Boyd”), pursuant to which, subject to the terms and conditions set forth therein, a subsidiary of Boyd will merge with and into the Company (the “Merger”) with the Company as the surviving entity, such that following the Merger, the Company will become a wholly owned subsidiary of Boyd.

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

Results of Operations

The following table highlights the results of operations and reconciles Adjusted EBITDA to net income for the three and six months ended June 30, 2016 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Net revenues	$22,626	$20,992	7.8%	$45,279	$41,503	9.1%

Adjusted EBITDA(a)	$5,291	$4,383	20.7%	$11,090	$8,912	24.4%
Less:
Depreciation and amortization	1,268	1,347	(5.9)%	2,512	2,591	(3.0)%
(Gain) on disposal of assets, net	-	-		-	(129)
Operating income	4,023	3,036	32.5%	8,578	6,450	33.0%
Loss on extinguishment of debt	(5,141)	-		(5,141)	-
Interest expense, net	(456)	(2,059)	(77.9)%	(1,643)	(3,390)	(51.5)%
Net (loss) income	$(1,574)	$977	(261.1)%	$1,794	$3,060	(41.4)%

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

The following table highlights the various sources of revenues and expenses for the three and six months ended June 30, 2016 as compared to the prior year period (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Casino revenues	$16,932	$15,731	7.6%	$34,302	$31,492	8.9%
Casino expenses	6,741	6,482	4.0%	13,798	13,022	6.0%
Profit Margin	60.2%	58.8%		59.8%	58.6%

Food and beverage revenue	4,680	4,473	4.6%	9,045	8,413	7.5%
Food and beverage expenses	3,657	3,356	9.0%	7,106	6,488	9.5%
Profit Margin	21.9%	25.0%		21.4%	22.9%

Room revenue	1,878	1,825	2.9%	3,741	3,542	5.6%
Room expenses	879	796	10.4%	1,766	1,546	14.2%
Profit Margin	53.2%	56.4%		52.8%	56.4%

Other revenue	925	814	13.6%	1,831	1,640	11.6%
Other expenses	397	376	5.6%	729	731	(0.3)%
Profit Margin	57.1%	53.8%		60.2%	55.4%

Selling, general and administrative expenses	5,661	5,599	1.1%	10,790	10,804	(0.1)%
Percent of net revenues	25.0%	26.7%		23.8%	26.0%

Casino. Casino revenues increased by $1.2 million, or 7.6% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to a 1.6% increase in table games drop, and a 6.5% increase in slot revenue. Both increases are primarily a result of an increase in gaming patron visitation and marketing efforts. Casino expenses increased 4.0% to $6.7 million for the three months ended June 30, 2016 as compared to $6.5 million for the three months ended June 30, 2015, primarily due to an increase in gaming tax expense associated with our increased revenues. The casino operating margin increased to 60.2% for the three months ended June 30, 2016 as compared to 58.8% for the three months ended June 30, 2015 primarily due to the increase in casino revenues.

Casino revenues increased 8.9% to $34.3 million for the six months ended June 30, 2016 as compared to $31.5 million for the six months ended June 30, 2015 primarily due to a 4.0% increase in table games drop and a 9.5% increase in slot revenue. Both increases are primarily a result of an increase in gaming patron visitation as a result of increased marketing efforts. Casino expenses increased 6.0% to $13.8 million for the six months ended June 30, 2016 as compared to $13.0 million for the six months ended June 30, 2015, primarily due to an increase in payroll costs and increased gaming tax expense associated with our increased revenues. The casino operating margin increased to 59.8% for the six months ended June 30, 2016 as compared to 58.6% for the six months ended June 30, 2015 primarily due to the increase in casino revenues.

Food and Beverage. Food and beverage revenues increased 4.6% to $4.7 million for the three months ended June 30, 2016 as compared to $4.5 million for the prior year period, primarily as a result of increased visitor volume in our casual dining restaurants. Food and beverage expenses increased $0.3 million or 9.0% primarily as a result of increased costs associated with increased visitor volume. The food and beverage operating margin decreased to 21.9% for the three months ended June 30, 2016 as compared to 25.0% for the three months ended June 30, 2015 as a result of an increase in payroll.

Food and beverage revenues increased 7.5% to $9.0 million for the six months ended June 30, 2015 as compared to $8.4 million for the same prior year period. The increases are primarily a result of increased visitor volume in our casual dining restaurants. Food and beverage expenses increased $0.6 million or 9.5% for the six months ended June 30, 2016 as compared to the same period prior year, primarily as a result of increased costs associated with increased visitor volume. The food and beverage operating margin decreased to 21.4% for the six months ended June 30, 2016 as compared to 22.9% for the six months ended June 30, 2015 primarily due to an increase in payroll.

Room. The following table shows key information for hotel operations:

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change

Occupancy	91%	94%		92%	93%
Average daily rate	$99	$92	7.6%	$98	$93	5.4%
Revenue per available room	$90	$89	1.1%	$90	$88	2.3%

Room revenues increased by 2.9% for the three months ended June 30, 2016 as compared to the prior year period. The increase is primarily due to a 7.6% increase in the average daily room rate offset by a decline in occupancy. Room expenses also increased 10.4% for the three months ended June 30, 2016 as compared to prior year period due to costs associated with increased occupancy, the increased cost of linen services and the increase in payroll.

Room revenues increased by 5.6% to $3.7 million for the six month ended June 30, 2016 as compared to the prior year period. The increase is primarily due to a 5.4% increase in average daily room rate offset by a decline in occupancy. Room expenses also increased 14.2% for the six months ended June 30, 2016 as compared to prior year period due to costs associated with increased occupancy, the increased cost of linen services and the increase in payroll.

Other Revenues and Expenses. Other revenues primarily include income from leased outlets, the gift shop, the call center, and entertainment. Other revenues increased by 13.6% and 11.6% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year, primarily as a result of an increase in the percentage rent from leased outlets. The 5.6% increase in other expenses is primarily the result of cost increases that correspond to the gift shop.

Selling, General and Administrative (“SG&A”). SG&A expenses increased by 1.1% for the three months ended June 30, 2016 as compared to the prior year period due to an increase in non-operating professional fees. SG&A expenses for the six months ended June 30, 2016 remained the same.

Depreciation and Amortization. Depreciation and amortization decreased by 5.9% and 3.0% for the three and six months ended June 30, 2016, respectively, as compared to the prior year due to assets being fully depreciated.

               Operating Income. As a result of the factors discussed above, operating income increased by 32.5% and 33.0% respectively, for the three and six months ended June 30, 2016 as compared to the prior year period.

Interest Expense. Interest expense for the three and six month periods ending June 30, 2016 decreased by $1.6 million and $1.7 million, respectively, due to a decrease in the amortization of the original issue discount as calculated under the effective interest rate method. Our outstanding indebtedness at June 30, 2016, excluding unamortized debt discount of $0.3 million was approximately $35.6 million compared to approximately $49.3 million, excluding unamortized debt discount of $6.4 million as of June 30, 2015. Interest expense related to our Wells Fargo Revolving Credit line approximated $0.2 million for the quarter ended June 30, 2016. Also included in interest expense is a $0.4 million charge for the amortization of debt discount due to the pay-off the Senior Secured Facility in April 2016. The Wells Fargo Revolving Credit line bears interest at a rate to be elected by Aliante Gaming, such interest will accrue at (i) LIBOR or (ii) a base rate, plus a margin based on the Company’s total leverage ratio.

Net (Loss) Income. As a result of the factors discussed above, for the three and six months ended June 30, 2016, respectively, the Company had a net loss of $1.6 million and a net income of $1.8 million, compared to net income of $1.0 million and $3.1 million for the three and six months ended June 30, 2015, respectively.

Liquidity and Capital Resources

Our cash flows will be affected by a variety of factors, many of which are outside of our control, including recovery of the local gaming market, recovery of the housing market and community surrounding the Casino, competition and other general business conditions. We believe that our available cash, cash flows from our operations, and available cash draws our revolving credit facility (see “Wells Fargo Revolving Credit Facility”) will provide sufficient liquidity to fund our cash requirements and capital expenditures for 2016, see “Risk Factors — We have limited liquidity and capital resources and may be unable to generate sufficient cash flows to finance all operating expenses, working capital needs and capital expenditures.” We expect to fund future capital expenditures for maintenance of the Casino through cash generated from our operating activities and we expect that we will generate sufficient income and liquidity to meet all of our operating cash requirements. Our results for future periods are subject to numerous uncertainties which may result in liquidity problems, which could in turn affect our ability to meet our obligations while attempting to meet competitive pressures or adverse economic conditions.

On April 21, 2016, we entered into a definitive merger agreement with Boyd Gaming Corporation, pursuant to which, subject to the terms and conditions set forth in the merger agreement, a subsidiary of Boyd Gaming Corporation will merge with and into us and we will be the surviving entity, such that following the merger we will be a wholly-owned subsidiary of Boyd Gaming Corporation. Subject to the satisfaction or waiver of conditions, we currently anticipate that the merger will close during the third quarter of 2016.

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

The Revolving Credit Facility contains customary events of default and covenants, including a financial covenant that requires the Borrower to (a) maintain a leverage ratio (defined in the Credit Agreement) of at least (i) 4.00:1.00 until June 29, 2017, (ii) 3.75:1.00 from June 30, 2017 to June 29, 2018 (iii) 3.50:1.00 from June 30, 2018 to June29, 2019, (iv) 3.00:1.00 from June 30, 2019 to June 29, 2020 (v) 2.50:1.00 from June 30, 2020 to June 29, 2021, and (vi) 2.00:1.00 from June 30, 2021, (b) have a minimum fixed charge coverage ratio at the end of any fiscal quarter of not less than 1.05:1.00 and (c) a minimum adjusted EBITDA of the Loan Parties at the end of any fiscal quarter of not less than $12.0 million. The Company is in compliance with its debt covenants as of June 30, 2016. The Company’s obligations to the Lender are secured by substantially all of the Company’s assets. In the event that the Merger with Boyd is consummated (which would be a change in control under the Revolving Credit Facility), the outstanding obligations under the Revolving Credit Facility will be paid to Wells Fargo Bank from the Merger Consideration.

On May 19, 2016 the Company made an optional payment of $15.0 million against the Revolving Credit Facility. As of June 30, 2016, the Company’s available borrowing amount under the Revolving Credit Facility was $15.0 million.

Senior Secured Credit Facility

On November 1, 2011, the Company and Aliante Gaming entered into the Senior Secured Credit Facility, which provided for $45.0 million in principal amount of Senior Secured Loans, which were deemed made on the same date without any funding being provided. The Senior Secured Credit Facility represented an already outstanding obligation of Aliante Gaming as of November 1, 2011 and provided for interest to be paid at a rate to be elected by Aliante Gaming, such rate being either (i) 10% per annum, payable in kind and added to the principal amount of the Senior Secured Loans quarterly in arrears and subsequently treated as principal of the Senior Secured Loans, or (ii) 6% per annum, which interest will be payable in cash quarterly in arrears. Effective June 30, 2014 Aliante Gaming elected the cash interest payment option with accrued interest being payable in kind through June 30, 2014. As a result of accruing interest in kind through June 30, 2014, and the $10.0 million pay down in the second quarter of 2015, the principal outstanding balance as of December 31, 2015 was $48.5 million. The outstanding principal amount of the Senior Secured Loans and all accrued and unpaid interest thereon was paid in full on April 25, 2016.

Year Ending December 31, 2016

Our primary cash requirements for the remainder of 2016 are expected to include approximately $1.8 million for maintenance capital expenditures and $518,000 for interest payments on indebtedness. We do not expect to pay dividends to the Common Unit Holders in 2016. We had $10.7 million in cash and cash equivalents as of June 30, 2016.

Six months ended June 30, 2016 and 2015

The following table summarizes our historical cash flows (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$7,998	$9,090
Net cash (used in) investing activities	(1,191)	(3,172)
Net cash (used in) financing activities	(13,916)	(10,037)
Net decrease in cash and cash equivalents	$(7,109)	$(4,119)

For the six months ended June 30, 2016, net cash provided by operating activities was $8.0 million as compared to $9.1 million for the six months ended June 30, 2015. The decrease in cash flows from operating activities is primarily the result of the loss on the unamortized debt discount related to the Senior Secured Credit Facility. For the six months ended June 30, 2016 and June 30, 2015, cash used in investing activities primarily consisted of capital expenditures. Cash used in financing activities represents the refinance of the senior secured loan for the six months ended June 30, 2016. There were no distributions to the Members during the six months ended June 30, 2016 and June 30, 2015.

Off Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of June 30, 2016, there were no material changes to the contractual obligations previously reported under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2016.

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

●

the impact of general business conditions, including competitive practices, changes in customer demand and the cyclical nature of the gaming and hospitality business generally, and general economic conditions on our business and results of operations;

●	our ability to retain and hire key personnel and maintain relationships with customers, suppliers and other business partners pending the consummation of the merger with Boyd Gaming Corporation;

●	potential legal proceedings that may be instituted against the Company and/or others related to the merger agreement with Boyd Gaming Corporation;

●	limitations placed on the Company’s ability to operate the business by the merger agreement with Boyd Gaming Corporation;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement with Boyd Gaming Corporation;

●	satisfaction of the closing conditions to the merger with Boyd Gaming Corporation, including receipt of regulatory approvals;

●	the risk that the contemplated merger with Boyd Gaming Corporation will not occur; and

●	the negative effects, if any, from the contemplated merger with Boyd Gaming Corporation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2016, there were no material changes to the information previously reported under “Item 7A. Quantitative and Qualitative Disclosures About market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016.

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

Internal Control Over Financial Reporting

During the three and six months ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On April 21, 2016 we entered into a Merger Agreement with Boyd, pursuant to which, subject to the terms and conditions set forth therein will merge with and into the Company, with the Company as the surviving entity, such that following the Merger, the Company will be a wholly owned subsidiary of Boyd. The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, including our relationships with third parties, including customers, which may have an adverse impact on our financial performance. The merger agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger.

The ability to complete the merger is subject to consents and approvals from government entities and if the merger with Boyd Gaming Corporation does not occur, we will have incurred significant expenses.

The obligation of Boyd to complete the Merger is subject to several conditions, including the receipt of certain regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and the approval of certain other governmental entities that hold regulatory, licensing or permit authority over us and Boyd. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligation under the Merger Agreement. These conditions are described in more detail in the merger agreement, which was filed as an exhibit to our Form 10-Q for the period ended March 31, 2016. There is no assurance that each of the conditions set forth in the merger agreement will be satisfied or that the Merger will occur when or as expected. Additionally, we have incurred and will continue to incur substantial legal and other professional fees and expenses in connection with the Merger, which must be paid even if the Merger is not completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.1

Agreement and Plan of Merger by and among ALST Casino Holdco, LLC, Boyd Gaming Corporation and Boyd TCII Acquisition, LLC, a wholly owned subsidiary of Boyd dated April 21, 2016 is hereby incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q for the period ended March 31, 2016 filed with the Securities and Exchange Commission on May 13,2016,

10.1

Amendment to Executive Employment Agreement by and among ALST Casino Holdco, LLC, Aliante Gaming, LLC and Robert Schaffhauser dated as of April 4, 2016 is hereby incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2016 filed with Securities and Exchange Commission on May 13, 2016.

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

ALST CASINO HOLDCO, LLC, Registrant

Dated: August 12, 2016	By:	/s/ SOOHYUNG KIM
		Name:	Soohyung Kim
		Title:	Manager, Chief Executive Officer and Secretary